Form 10-Q
period 2007-06-30
Encore Bancshares Inc
filed 2007-08-14
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specific in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

(713) 787-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐                        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

As of August 3, 2007, there were approximately 10,116,940 shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1. Interim Consolidated Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$23,972	$27,428
Interest-bearing deposits in banks	2,903	2,904
Federal funds sold	9,862	8,764

Cash and cash equivalents	36,737	39,096
Securities available-for-sale, at estimated fair value	15,298	83,701
Securities held-to-maturity, at amortized cost	148,983	172,555
Mortgages held-for-sale	54,004	57,769
Loans receivable	952,838	908,368
Allowance for loan losses	(10,168)	(9,056)

Net loans receivable	942,670	899,312
Federal Home Loan Bank of Dallas stock, at cost	6,424	7,719
Investments in real estate	1,785	235
Premises and equipment, net	15,790	12,639
Goodwill	27,905	27,869
Other intangible assets, net	7,200	7,618
Cash surrender value of life insurance policies	13,818	13,551
Accrued interest receivable and other assets	16,587	14,779

	$1,287,201	$1,336,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$106,064	$131,476
Interest-bearing	914,208	899,335

Total deposits	1,020,272	1,030,811
Borrowings and repurchase agreements	125,753	171,732
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,447	8,004

Total liabilities	1,176,091	1,231,166
Commitments and contingencies	-	-
Puttable common stock, $1 par value, 773,616 shares issued and outstanding at December 31, 2006	-	774
Puttable common stock in excess of par	-	9,492

Total puttable common stock	-	10,266
Shareholders’ equity:
Preferred stock, $1 par value, 20,000,000 shares authorized; none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 7,924,615 shares at June 30, 2007 and 7,016,699 shares at December 31, 2006 issued	7,925	7,016
Additional paid-in capital	68,188	57,585
Retained earnings	35,812	32,529
Common stock in treasury, at cost (4,000 shares at June 30, 2007 and December 31, 2006)	(69)	(69)
Accumulated other comprehensive loss	(746)	(1,650)

Total shareholders’ equity	111,110	95,411

	$1,287,201	$1,336,843

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$16,346	$13,740	$32,154	$26,819
Mortgages held-for-sale	1,202	1,914	2,323	3,317
Securities	1,745	2,878	4,018	5,951
Federal funds sold and other	382	355	660	620

Total interest income	19,675	18,887	39,155	36,707
Interest expense:
Deposits	9,525	6,607	18,981	12,476
Borrowings and repurchase agreements	1,779	4,131	3,668	8,162
Junior subordinated debentures	373	425	828	834

Total interest expense	11,677	11,163	23,477	21,472

Net interest income	7,998	7,724	15,678	15,235
Provision for loan losses	945	817	1,845	1,522

Net interest income after provision for loan losses	7,053	6,907	13,833	13,713
Noninterest income:
Trust and investment management fees	4,268	4,665	8,512	9,257
Mortgage banking	2,052	2,867	4,244	5,775
Insurance commissions and fees	1,562	1,250	3,275	2,978
Real estate operations, including net gain on sales	107	115	125	274
Net loss on sale of available-for-sale securities	(32)	-	(181)	-
Other	764	349	1,201	675

Total noninterest income	8,721	9,246	17,176	18,959
Noninterest expense:
Compensation	7,855	7,892	15,718	16,293
Occupancy	1,499	1,325	2,898	2,595
Equipment	497	493	1,017	1,023
Advertising and promotion	271	257	467	491
Outside data processing	904	823	1,712	1,558
Professional fees	458	443	848	907
Intangible amortization	211	239	420	482
Loss on early debt extinguishment	391	-	391	-
Other	1,203	1,091	2,280	2,271

Total noninterest expense	13,289	12,563	25,751	25,620

Net earnings before income taxes	2,485	3,590	5,258	7,052
Income tax expense	827	1,241	1,825	2,437

NET EARNINGS	$1,658	$2,349	$3,433	$4,615

Earnings Per Common Share:
Basic	$0.22	$0.31	$0.45	$0.62
Diluted	0.20	0.30	0.42	0.58
Average common shares outstanding	7,558,597	7,503,526	7,556,755	7,499,714
Diluted average common shares outstanding	8,199,564	7,923,876	8,165,660	7,892,530

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(Unaudited, dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
	Shares	Amount
Balance at December 31, 2006	7,016,699	$7,016	$57,585	$32,529	$(1,650)	$(69)	$95,411
Reclassification of puttable common stock	773,616	774	9,492	-	-	-	10,266
Adoption of FIN 48	-	-	-	(150)	-	-	(150)
Stock-based compensation cost recognized in earnings	-	-	541	-	-	-	541
Issuance of common shares	72,500	73	598	-	-	-	671
Issuance of restricted stock	64,350	64	(64)	-	-	-	-
Forfeitures of restricted stock	(2,550)	(2)	2	-	-	-	-
Excess tax benefit from stock-based compensation	-	-	34	-	-	-	34
Comprehensive income:							-
Net earnings	-	-	-	3,433	-	-	3,433
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $506 and reclassification adjustment	-	-	-	-	904	-	904

Total comprehensive income							4,337

Balance at June 30, 2007	7,924,615	$7,925	$68,188	$35,812	$(746)	$(69)	$111,110

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited, dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net earnings	$3,433	$4,615
Adjustments to reconcile net earnings to net cash provided (used) by operating activities, net of effects of business combinations:
Provision for loan losses	1,845	1,522
Amortization of premiums and discounts, net	846	935
Stock-based compensation	541	687
Depreciation	1,193	1,120
Gain on sale of mortgage loans	(3,912)	(5,172)
Gain on sale of foreclosed real estate	(13)	(119)
Realized loss on sales of available-for-sale securities, net	181	-
Loss on early debt extinguishment	391	-
Increase in mortgage loans held-for-sale	(142,646)	(223,953)
Proceeds from sale of mortgage loans	150,323	210,923
Federal Home Loan Bank of Dallas stock dividends	(194)	(358)
Excess tax benefit from stock-based compensation	(34)	-
(Increase) decrease in accrued interest receivable	476	(355)
(Increase) decrease in other assets	(2,036)	1,082
Decrease in accrued interest payable	(308)	(510)
Increase in other liabilities	614	1,277

Net cash provided (used) by operating activities	10,700	(8,306)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,065)	-
Principal collected on available-for-sale securities	4,827	13,469
Proceeds from sales of available-for-sale securities	67,882	-
Principal collected on held-to-maturity securities	15,719	21,088
Proceeds from sales of held-to-maturity securities	7,414	-
Proceeds from sales of foreclosed real estate	51	791
Cash paid for acquisition, net of cash acquired	(37)	(112)
Loan purchases	(26,371)	-
Loan originations and principal collections, net	(19,290)	(24,284)
Purchases of Federal Home Loan Bank stock	(1,794)	(506)
Redemption of Federal Home Loan Bank stock	3,283	2,657
Purchases of premises and equipment	(5,474)	(685)

Net cash provided by investing activities	43,145	12,418

Cash flows from financing activities:
Net increase (decrease) in deposits	(10,539)	96,721
Decrease in short term Federal Home Loan Bank of Dallas borrowings	(55,000)	(1,000)
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	35,000	-
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(25,000)	(125,000)
Increase (decrease) in repurchase agreements	(887)	35,702
Payment on notes payable	(92)	(92)
Proceeds from issuance of junior subordinated debentures	15,464	-
Retirement of junior subordinated debentures	(15,855)	-
Excess tax benefit from stock-based compensation	34	-
Proceeds from issuance of common stock, net	671	130

Net cash provided (used) by financing activities	(56,204)	6,461

Net increase (decrease) in cash and cash equivalents	(2,359)	10,573
Cash and cash equivalents at beginning of period	39,096	36,154

Cash and cash equivalents at end of period	$36,737	$46,727

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$22,887	$21,170
Income taxes paid	2,593	2,869
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	458	195

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. (the Company) is a holding company that was formed on March 28, 2000 as Guardian Holdings, Inc. and had no operations until it acquired GSF Holding, Inc., whose name was changed to Encore Holdings, Inc. (Encore Holdings) effective November 19, 2001 and its wholly-owned subsidiary, Guardian Savings and Loan Association effective September 30, 2000. Guardian Savings and Loan Association, a federally chartered savings institution, changed its name to Guardian Savings Bank effective September 28, 2000 and then to Encore Bank (the Bank) effective September 1, 2001. The Bank converted from a federal savings association to a national banking association effective March 30, 2007 and changed its name to Encore Bank, National Association. In connection with the conversion, the Company became a bank holding company and Encore Holdings was merged into the Company. As part of a corporate reorganization following the conversion of the Bank to a national banking association, on June 30, 2007, the Bank was merged with and into Encore Trust Company. The resulting bank, which was renamed Encore Bank, N.A., operates as a national banking association with its main office in Houston, Texas. Following the merger, the business of Encore Trust Company is being conducted as a division of the Bank.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly-owned subsidiaries, Town and Country Insurance Agency, Inc., and Linscomb & Williams, Inc. We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

We must make estimates and assumptions that affect amounts reported in our financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period.

Nature of Operations

We are primarily in the business of attracting deposits and investing these funds in loans and mortgage-backed securities, as well as providing trust and investment management services and property and casualty insurance products.

We provide a variety of financial services through our seventeen private client offices located in the greater Houston area and southwest Florida, our two loan production offices in southwest Florida and five wealth management offices and three insurance offices in Texas. Our product offerings, places of business and service delivery are positioned to best meet the needs of professional firms, privately- owned businesses, investors and affluent individuals.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

Adoption of New Accounting Pronouncements

On January 1, 2007, we adopted the following new accounting pronouncements:

FIN 48 – Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109; and

FAS 155 – Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.

The adoption of FAS 155 did not have any effect on our consolidated financial statements at the date of adoption. The adoption of FIN 48 resulted in a cumulative adjustment of $150 that decreased retained earnings as discussed in Note D (Income Taxes).

Descriptions of our significant accounting policies are included in Note A to our consolidated financial statements as of and for the year ended December 31, 2006 included in our Prospectus dated July 17, 2007, which was filed on July 18, 2007 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. There have been no significant changes to these policies, except as discussed below for income taxes, based on adoption of the new pronouncements.

Income Taxes

We file a consolidated federal income tax return. We account for income taxes in accordance with FAS 109, Accounting for Income Taxes, as interpreted by FIN 48, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. We determine deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to our judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties are recognized as a component of income tax expense.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net earnings, are components of comprehensive income.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Unrealized holding gains (losses) on available-for-sale securities	$(24)	$(1,394)	$1,591	$(2,085)
Reclassification adjustment for losses realized in income	(32)	-	(181)	-

Net unrealized gain (losses)	(56)	(1,394)	1,410	(2,085)
Tax (expense) benefit	22	522	(506)	771

Net-of-tax amount	$(34)	$(872)	$904	$(1,314)

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements. For calendar year companies, the Statement is effective beginning January 1, 2008. We are currently evaluating what impact, if any, this Statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not completed our evaluation of the impact of this Statement; however, we do not expect it to be material to our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

The amortized cost and fair values for the major categories of securities available-for-sale and held-to-maturity were as follows:

	June 30, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-Sale:
Mortgage-backed securities	$4,080	$3,851	$76,904	$75,185
Other	7,525	7,453	4,547	4,491

Total	11,605	11,304	81,451	79,676
Marketable equity securities	4,000	3,994	4,000	4,025

Total available-for-sale securities	$15,605	$15,298	$85,451	$83,701

Held-to-Maturity:
Mortgage-backed securities	$148,983	$144,147	$172,555	$167,389

Mortgage-backed securities classified as held-to-maturity with a carrying amount of $7,426 were sold during the six months ended June 30, 2007 at a net realized loss of $12. These securities had less than 15% of the original principal amount at acquisition remaining.

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	June 30, 2007	December 31, 2006
Commercial Loans:
Commercial	$113,370	$113,526
Commercial real estate	225,985	190,550
Real estate construction	130,168	121,848

Total commercial loans	469,523	425,924

Consumer Loans:
Residential real estate	355,279	336,077
Home equity lines	76,452	78,158
Consumer installment - indirect	33,622	44,360
Consumer other	17,962	23,849

Total consumer loans	483,315	482,444

Total loans receivable	$952,838	$908,368

Included in loans receivable is $2,757 and $2,867 of net deferred loan origination costs at June 30, 2007 and December 31, 2006, respectively.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$9,790	$8,991	$9,056	$8,719
Provision for loan losses	945	817	1,845	1,522
Loans charged-off	(655)	(437)	(973)	(1,112)
Recoveries of loans previously charged-off	88	169	240	411

Balance at end of period	$10,168	$9,540	$10,168	$9,540

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30, 2007	December 31, 2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans on non-accrual with a valuation allowance	6,796	6,955

Total impaired loans	$6,796	$6,955

Valuation allowance related to impaired loans	$4,617	$5,022

Total non-accrual loans	$9,111	$9,411

Total loans past due ninety days or more and still accruing	$2,178	$96

NOTE D – INCOME TAXES

On January 1, 2007 we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. As a result of the implementation of FIN 48, the Company reclassified from deferred tax liabilities $1,023 of unrecognized tax benefits related to the treatment of sales of bank securities. The Company recorded a cumulative effect adjustment to retained earnings of $150 related to interest and penalties.

At January 1, 2007, the total amount of unrecognized tax benefits was $1,023, none of which was related to tax benefits that, if recognized, would affect the annual effective tax rate. We estimate that the full amount of these unrecognized tax benefits will be recognized within the next twelve months when the Company files for an application for an accounting method change with the IRS prior to year end.

The Company and its subsidiaries file income tax returns in U.S. federal and various state and local taxing jurisdictions. In general, the Company is no longer subject to income tax examinations for years prior to 2003. The Company has elected to recognize both interest and penalties as a component of income tax expense.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE E – REGULATORY MATTERS

Since the conversion of the Bank to a national bank on March 30, 2007, the Company and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of June 30, 2007 are set forth in the following table:

	Actual		For capital adequacy purposes		To be categorized as well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$96,751	7.7%	$50,511	4.0%	N/A	N/A
Encore Bank, N.A.	94,763	7.5	50,378	4.0	$62,972	5.0%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$96,751	10.3%	$37,526	4.0%	N/A	N/A
Encore Bank, N.A.	94,763	10.0	38,081	4.0	$57,122	6.0%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$106,919	11.4%	$75,051	8.0%	N/A	N/A
Encore Bank, N.A.	104,931	11.0	76,162	8.0	$95,203	10.0%

As part of the Bank’s conversion to a national bank, the OCC required that the Bank meet certain additional capital requirements. Specifically, as of December 31, 2007, the Bank is required to have a leverage ratio of at least 7.28% and as of December 31, 2008, the Bank is required to have a leverage ratio of at least 7.75%.

NOTE F – STOCK-BASED COMPENSATION

Our shareholders approved a stock incentive plan in 2000 (the 2000 Stock Incentive Plan) which authorizes the issuance of up to 1,650,000 shares of common stock under “incentive stock” and “nonqualified stock” options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards. The general terms of awards under the 2000 Stock Incentive Plan shall be specified by the Compensation Committee of the Board of Directors at the date of grant.

No stock options were issued during the six months ended June 30, 2007. We also grant shares of restricted stock pursuant to our stock incentive plan. These shares of restricted stock vest over a period of three to five years. We account for restricted stock grants by recording the fair value of the grant to compensation expense over the vesting period.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

A summary of the status of our nonvested shares of restricted stock as of June 30, 2007, and changes during the six months then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	283,383	$13.54
Granted	64,350	15.10
Vested	-	-
Forfeited	(2,550)	14.97

Outstanding at June 30, 2007	345,183	13.82

Total stock-based compensation cost recognized in the accompanying consolidated statements of earnings was $541 and $687 for the six months ended June 30, 2007 and 2006.

NOTE G – COMMITMENTS AND CONTINGENCIES

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

NOTE H – PUTTABLE COMMON STOCK

The acquisition agreement and related put agreement, pursuant to which we issued cash and 773,616 shares of common stock in exchange for all of the shares of Linscomb & Williams, Inc. (“L&W”), gave the shareholders of L&W a non-transferable right to put such stock back to us on August 31, 2009, in exchange for all of the shares of L&W if such put right was not otherwise extinguished pursuant to the terms of the agreement. The put option was extinguishable at any time if our common stock became listed for trading on the New York Stock Exchange, the NASDAQ National Market (now known as the NASDAQ Global Market) or the American Stock Exchange, or we were acquired by another company in a transaction in which our shareholders receive securities, cash or a combination thereof, issued by a publicly traded company on or before August 31, 2009.

At December 31, 2006, we classified the puttable common stock outside of shareholders' equity as the ability to extinguish the put was not considered to be completely within our control. The put agreement was terminated on March 30, 2007. As a result, the puttable common stock was reclassified and included in shareholders’ equity as of March 31, 2007.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE I – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Net earnings	$1,658	$2,349	$3,433	$4,615
Average common shares outstanding, net of nonvested restricted stock	7,558,597	7,503,526	7,556,755	7,499,714
Per Share	$0.22	$0.31	$0.45	$0.62
Diluted:
Average common shares outstanding	7,558,597	7,503,526	7,556,755	7,499,714
Add: Net effect of nonvested restricted stock and the assumed exercise of stock options	493,848	357,402	472,802	340,274
Contingent share-based consideration	147,119	62,948	136,103	52,542
Diluted average common shares outstanding	8,199,564	7,923,876	8,165,660	7,892,530
Per Share	$0.20	$0.30	$0.42	$0.58

The 773,616 shares of puttable common stock (see Note H) have been considered outstanding for all periods since issuance on August 31, 2005 and prior to March 31, 2007 for purposes of computing basic and diluted earnings per share. These shares are included in shareholders’ equity as outstanding common stock as of March 31, 2007. No dividends have been declared on common stock. In July 2007, we completed our initial public offering of common stock (see Note N).

NOTE J – DERIVATIVES AND HEDGING ACTIVITIES

Periodically we use forward interest rate locks to hedge the risk of changes in the fair value of new mortgages held-for-sale. Net gains of $10 and $619 for the first six months of 2007 and 2006 from these activities are included in the consolidated statement of earnings in “Mortgage banking”. The fair value of these derivatives was a zero balance at June 30, 2007 and December 31, 2006.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE K –SEGMENT INFORMATION

We have three lines of business which are banking, wealth management and insurance, that are delineated by the products and services that each segment offers. The segments are managed separately with different clients, employees, systems, risks and marketing strategies. Banking includes our commercial and private client banking services. Wealth management provides personal wealth management services through Encore Trust Company, a division of the Bank, and Linscomb & Williams, Inc. and insurance includes the selling of property and casualty insurance products by Town & Country Insurance Agency.

The accounting policies of each line of business are the same as those described in the summary of significant accounting policies included in Note A. Revenues, expenses, and assets are recorded by each line of business, and we separately review financial information. In addition to direct expenses, each line of business was allocated certain general corporate expenses such as executive administration, accounting, internal audit, and human resources based on the average asset level of the operating segment. Activities that are not directly attributable to the reportable operating segments, including the elimination of intercompany transactions, are presented under other.

Financial results by operating segment were as follows:

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

	Banking	Wealth Management	Insurance	Other	Consolidated
For the three months ended June 30, 2007

Net interest income (expense)	$8,258	$77	$36	$(373)	$7,998
Provision for loan losses	945	-	-	-	945
Noninterest income	2,807	4,268	1,637	9	8,721
Noninterest expense	8,853	2,988	1,057	391	13,289

Earnings (loss) before income taxes	1,267	1,357	616	(755)	2,485
Income tax expense (benefit)	370	483	232	(258)	827

Net earnings (loss)	$897	$874	$384	$(497)	$1,658

Total assets at June 30, 2007	$1,292,112	$44,395	$9,101	$(58,407)	$1,287,201

For the three months ended June 30, 2006

Net interest income (expense)	$8,085	$44	$20	$(425)	$7,724
Provision for loan losses	817	-	-	-	817
Noninterest income	3,247	4,665	1,343	(9)	9,246
Noninterest expense	8,081	3,502	980	-	12,563

Earnings (loss) before income taxes	2,434	1,207	383	(434)	3,590
Income tax expense (benefit)	737	474	132	(102)	1,241

Net earnings (loss)	$1,697	$733	$251	$(332)	$2,349

Total assets at June 30, 2006	$1,332,895	$41,045	$8,835	$(55,093)	$1,327,682

For the six months ended June 30, 2007

Net interest income (expense)	$16,293	$150	$63	$(828)	$15,678
Provision for loan losses	1,845	-	-	-	1,845
Noninterest income	5,288	8,512	3,353	23	17,176
Noninterest expense	17,306	6,015	2,039	391	25,751

Earnings (loss) before income taxes	2,430	2,647	1,377	(1,196)	5,258
Income tax expense (benefit)	766	950	504	(395)	1,825

Net earnings (loss)	$1,664	$1,697	$873	$(801)	$3,433

Total assets at June 30, 2007	$1,292,112	$44,395	$9,101	$(58,407)	$1,287,201

For the six months ended June 30, 2006

Net interest income (expense)	$15,963	$79	$27	$(834)	$15,235
Provision for loan losses	1,522	-	-	-	1,522
Noninterest income	6,628	9,257	3,073	1	18,959
Noninterest expense	16,481	7,182	1,957	-	25,620

Earnings (loss) before income taxes	4,588	2,154	1,143	(833)	7,052
Income tax expense (benefit)	1,376	855	391	(185)	2,437

Net earnings (loss)	$3,212	$1,299	$752	$(648)	$4,615

Total assets at June 30, 2006	$1,332,895	$41,045	$8,835	$(55,093)	$1,327,682

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE L – RELATED PARTY TRANSACTIONS

Deposits of executive officers, significant shareholders and directors were $37,852 and $30,254 (including time deposits of $1,333 and $1,199) at June 30, 2007 and December 31,2006.

NOTE M – JUNIOR SUBORDINATED DEBENTURES

In April 2007, we formed Encore Capital Trust III (Trust III), a statutory business trust, and purchased all the common securities of Trust III for $464. Trust III issued $15,000 of preferred securities. The sole assets of Trust III are our junior subordinated debentures with an aggregate principal amount of $15,464, which are due April 19, 2037. The junior subordinated debentures bear a fixed rate of 6.85% until April 19, 2012, at which date we may call the debentures, and a floating rate equal to 3 month LIBOR + 1.75% thereafter. Cash distributions on the common and preferred securities are made in the same amount and to the extent interest on the junior subordinated debentures is received by Trust III. With the proceeds of these junior subordinated debentures, we redeemed the $15,464 in junior subordinated debentures originally issued on April 10, 2002 at a floating rate equal to 6 month LIBOR + 3.70%.

NOTE N – SUBSEQUENT EVENT

In July 2007, we completed our initial public offering of 1,904,761 shares of common stock at $21.00 per share. In August our underwriters exercised their over-allotment option for an additional 285,714 shares of common stock, also at $21.00 per share. Our common shares trade on the Nasdaq Global Market under the symbol “EBTX”.

Net proceeds to the Company, including the over-allotment shares, were approximately $41,760, after underwriting discounts of $3,220 and approximately $1,020 in offering expenses. Of the net proceeds, $10,000 was contributed to the capital of Encore Bank to support anticipated balance sheet growth and the balance will be used for general corporate purposes, including possible future acquisitions. Since the offering, the net proceeds that were not contributed to the Bank have been invested in short-term investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Note Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Encore Bancshares intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive,” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. The possible events or factors that could contribute to those differences include, but are not limited to:

•

General business or economic conditions, either nationally, regionally or in the local markets we serve, may be less favorable than expected, resulting in, among other things, a deterioration of credit quality or a reduced demand for credit or a decline in wealth management fees;

•

Changes in the interest rate environment, which may reduce our margins or impact the value of changes in market rates and prices may impact the value of securities, loans, deposits and other financial instruments;

•	Legislative or regulatory developments including changes in laws concerning taxes, banking, securities, investment advisory, trust, insurance and other aspects of the financial securities industry;

•	The continued service of key management personnel;

•	Our ability to attract, motivate and retain key employees;

•	Factors that increase competitive pressure among financial services organizations, including product and pricing pressures;

•

Our ability to expand and grow our business and operations, including the establishment of additional private client offices and acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities; and

•	Fiscal and government policies of the United States federal government.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. These statements speak only as of the date of this Form 10-Q (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

Overview

Encore Bancshares, Inc. is a bank holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, N.A., 11 private client offices in the greater Houston market and six private client offices and two loan production offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of June 30, 2007, we reported, on a consolidated basis, total assets of $1.3 billion, total loans of $952.8 million, total deposits of $1.0 billion, shareholders’ equity of $111.1 million and $2.7 billion in assets under management.

Results of Operations

Net earnings for the quarter ended June 30, 2007 were $1.7 million, or $0.20 per diluted share, compared with $2.3 million, or $0.30 per diluted share, for the quarter ended June 30, 2006, a decrease in net earnings of $691,000, or 29.4%. The decrease in earnings was due primarily to a reduction in mortgage banking income. We posted a return on average common equity of 6.07% and 9.42%, a return on average assets of 0.51% and 0.71%, and an efficiency ratio of 78.07% and 72.62% for the quarters ended June 30, 2007 and 2006, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

Net earnings for the six months ended June 30, 2007 were $3.4 million, or $0.42 per diluted share, compared with $4.6 million, or $0.58 per diluted share for the same period of 2006. We posted a return on average common equity of 6.39% and 9.40%, a return on average assets of 0.53% and 0.71%, and an efficiency ratio of 76.68% and 73.52% for the six months ended June 30, 2007 and 2006, respectively.

Net Interest Income

Our operating results are significantly impacted by net interest income, which represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is a key source of our earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income was $8.0 million for the three months ended June 30, 2007, an increase of $274,000, or 3.5%, compared with the second quarter of 2006. Average interest-earning assets decreased $29.2 million, or 2.4%, from the second quarter of 2006 to the second quarter of 2007, due primarily to a decrease in mortgages held for sale. The net interest margin for the second quarter of 2007 increased 16 basis points to 2.67%, compared with the same quarter of 2006. The improvement in the margin was due primarily to a more favorable asset mix and an increase in noninterest-bearing deposits. Average loans were $938.4 million for the second quarter of 2007, a $115.5 million, or 14.0%, increase compared with the same quarter of 2006. Consistent with our strategy, this increase in loans was offset by a $114.0 million, or 38.4%, decrease in average securities during the same period. As a result of this shift in asset mix, loans accounted for 78.0% of earning assets during the second quarter of 2007, compared with 66.8% of earning assets for the same period of 2006. In addition, noninterest-bearing deposits were $109.8 million for the second quarter of 2007, a $25.9 million, or 30.8%, increase compared with the same period of 2006.

Net interest income was $15.7 million for the six months ended June 30, 2007, an increase of $443,000, or 2.9%, compared with the same period of 2006. Average interest-earning assets decreased $12.9 million, or 1.1%, due primarily to a reduction in mortgages held for sale. For the six months ended June 30, 2007, the net interest margin was 2.61%, an increase of 10 basis points, compared with the same period of 2006. The improvement in the margin was due primarily to a more favorable asset mix and an increase in noninterest-bearing deposits. Average loans were $927.5 million for the six months ended June 30, 2007, a $111.3 million, or 13.6%, increase compared with the same period of 2006. During the same periods, average securities decreased $98.6 million, or 32.2%, as the proceeds from the reductions in securities was used to fund loan growth.

The following tables set forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts and the average rate earned or paid. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin for the same periods. All balances are daily average balances and nonaccrual loans were included in the average loans with a zero yield for the purpose of calculating the rate earned on total loans. We have no tax-exempt securities and an insignificant amount of tax-exempt loans, and no tax equivalent adjustments have been made with respect to these loans.

	For the Three Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$938,356	$16,346	6.99%	$822,863	$13,740	6.70%
Mortgages held-for-sale	53,926	1,202	8.94%	84,436	1,914	9.09%
Securities	183,008	1,745	3.82%	296,980	2,878	3.89%
Federal funds sold and other	27,755	382	5.52%	27,960	355	5.09%

Total interest-earning assets	1,203,045	19,675	6.56%	1,232,239	18,887	6.15%
Less: Allowance for loan losses	(9,843)			(9,138)
Noninterest-earning assets	103,512			100,198

Total assets	$1,296,714			$1,323,299

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$167,956	$1,267	3.03%	$168,360	$943	2.25%
Money market and savings	340,950	3,677	4.33%	214,075	1,912	3.58%
Time deposits	373,669	4,581	4.92%	357,436	3,752	4.21%

Total interest-bearing deposits	882,575	9,525	4.33%	739,871	6,607	3.58%
Borrowings and repurchase agreements	161,698	1,779	4.41%	365,648	4,131	4.53%
Junior subordinated debentures	20,930	373	7.15%	20,619	425	8.27%

Total interest-bearing liabilities	1,065,203	11,677	4.40%	1,126,138	11,163	3.98%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	109,753			83,893
Other liabilities	12,127			13,196

Total liabilities	1,187,083			1,223,227
Shareholders’ equity and puttable common stock	109,631			100,072

Total liabilities, shareholders’ equity and puttable common stock	$1,296,714			$1,323,299

Net interest income		$7,998			$7,724

Net interest spread			2.16%			2.17%
Net interest margin			2.67%			2.51%

	For the Six Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$927,498	$32,154	6.99%	$816,212	$26,819	6.63%
Mortgages held-for-sale	53,107	2,323	8.82%	76,007	3,317	8.80%
Securities	207,450	4,018	3.91%	306,095	5,951	3.92%
Federal funds sold and other	23,700	660	5.62%	26,309	620	4.75%

Total interest-earning assets	1,211,755	39,155	6.52%	1,224,623	36,707	6.04%
Less: Allowance for loan losses	(9,557)			(8,958)
Noninterest-earning assets	102,554			98,899

Total assets	$1,304,752			$1,314,564

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$175,608	$2,568	2.95%	$165,780	$1,785	2.17%
Money market and savings	337,987	7,296	4.35%	214,412	3,532	3.32%
Time deposits	374,023	9,117	4.92%	351,687	7,159	4.10%

Total interest-bearing deposits	887,618	18,981	4.31%	731,879	12,476	3.44%
Borrowings and repurchase agreements	167,147	3,668	4.43%	369,930	8,162	4.45%
Junior subordinated debentures	20,806	828	8.03%	20,619	834	8.16%

Total interest-bearing liablities	1,075,571	23,477	4.40%	1,122,428	21,472	3.86%

Noninterest-bearing liablities:
Noninterest-bearing deposits	107,862			80,558
Other liabilities	12,941			12,559

Total liabilities	1,196,374			1,215,545
Shareholders’ equity and puttable common stock	108,378			99,019

Total liabilities, shareholders’ equity and puttable common stock	$1,304,752			$1,314,564

Net interest income		$15,678			$15,235

Net interest spread			2.12%			2.18%
Net interest margin			2.61%			2.51%

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $945,000 and $1.8 million for the three months and six months ended June 30, 2007. The provision represents a $128,000, or 15.7%, and $323,000, or 21.2%, increase compared with the same periods of 2006. The increase in the provision for both periods reflects the amount we consider necessary to fund losses inherent in the loan portfolio primarily as a result of the growth in commercial, commercial real estate and real estate construction loan portfolios.

Noninterest Income

Noninterest income represented 52.2% and 54.5% of total revenue for the three months ended June 30, 2007 and 2006, respectively.

Noninterest income decreased $525,000, or 5.7%, to $8.7 million for the three months ended June 30, 2007, compared with the same period in 2006. The decrease was due primarily to a $397,000, or 8.5%, reduction in trust and investment management fees and an $815,000, or 28.4%, decrease in mortgage banking income. The decrease in mortgage banking income was due to a combination of lower dollar volume of loans sold and lower pricing, which resulted from a slowdown in the housing market and changes in the market for mortgage loans. The majority of the reduction in mortgage banking fees was related to second mortgages. The decrease in trust and investment management fees was due to the sale of certain trust related assets on June 30, 2006, which reduced the amount of fee generating assets. Excluding the sale of those trust related assets, trust and investment management fee income grew $469,000, or 12.3%, due primarily to a 12.9% increase (to $2.7 billion) in assets under management. Offsetting these reductions in noninterest income were a $312,000, or 25.0%, increase in insurance commissions and, a $391,000 gain due to the sale of a FDIC insurance credit, which is included in other noninterest income.

Noninterest income decreased $1.8 million, or 9.4%, to $17.2 million for the six months ended June 30, 2007, compared with the same period in 2006. The decrease was due primarily to a $745,000, or 8.0%, decline in trust and investment management fees and a $1.5 million, or 26.5%, decrease in mortgage banking income. The decrease in mortgage banking income was due to a combination of lower dollar volume of loans sold and lower pricing as discussed in the preceding paragraph. The decrease in trust and investment management fees was due to the aforementioned sale of certain trust related assets. Excluding the sale of those trust related assets, trust and investment management fee income grew $933,000, or 12.3%, due primarily to growth in assets under management. Offsetting these reductions in noninterest income were a $297,000, or 10.0%, increase in insurance commissions due to growth in commercial clients resulting in higher commercial commissions and the aforementioned gain on sale of a FDIC insurance credit.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Trust and investment management fees	$4,268	$4,665	$8,512	$9,257
Mortgage banking	2,052	2,867	4,244	5,775
Insurance commissions and fees	1,562	1,250	3,275	2,978
Real estate operations, including net gain on sales	107	115	125	274
Net gain (loss) on sale of available-for-sale securities	(32)	-	(181)	-
Other	764	349	1,201	675

Total noninterest income	$8,721	$9,246	$17,176	$18,959

Noninterest Expense

Noninterest expense was $13.3 million for the second quarter of 2007, up $726,000, or 5.8%, compared with the second quarter of 2006. The change was due primarily to the $391,000 debt extinguishment expense associated with refinancing $15.5 million of junior subordinated debentures in April 2007, as well as the cost associated with opening three new private client offices. Partially offsetting these expenses were lower commissions associated with originating mortgages and a reduction in expenses resulting from the sale of certain trust related assets on June 30, 2006.

Noninterest expense for the six months ended June 30, 2007 was $25.8 million, up $131,000, or 0.5%, compared with the same period of 2006. The change was due primarily to the debt extinguishment charge as well as the cost of opening two private client offices in the first quarter of 2007 and one private client office in the second quarter of 2006. These expenses were mostly offset by lower commissions associated with originating mortgages and a reduction in expenses (primarily in compensation) resulting from the sale of certain trust related assets.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Compensation	$7,855	$7,892	$15,718	$16,293
Non-staff expenses:
Occupancy	1,499	1,325	2,898	2,595
Equipment	497	493	1,017	1,023
Advertising and promotion	271	257	467	491
Outside data processing	904	823	1,712	1,558
Professional fees	458	443	848	907
Intangible amortization	211	239	420	482
Loss on early debt extinguishment	391	-	391	-
Other	1,203	1,091	2,280	2,271

Total noninterest expense	$13,289	$12,563	$25,751	$25,620

Income Tax Expense

The provision for income taxes decreased $414,000, or 33.4%, to $827,000 for the three months ended June 30, 2007, compared with $1.2 million for the same three months of 2006. The change in income tax expense primarily reflects the decrease in earnings before income tax expense. The effective tax rate for the three months ended June 30, 2007 and 2006 was 33.3% and 34.6%, respectively.

The provision for income taxes decreased $612,000, or 25.1%, to $1.8 million for the six months ended June 30, 2007, compared with $2.4 million for the same period of 2006. The change in income tax expense primarily reflects the decrease in earnings before income tax expense. The effective tax rate for the six months ended June 30, 2007 and 2006 was 34.7% and 34.6%, respectively.

Result of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our interim consolidated financial statements.

The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
For the three months ended June 30, 2007
Net interest income (expense)	$8,258	$77	$36	$(373)	$7,998
Provision for loan losses	945	-	-	-	945
Noninterest income	2,807	4,268	1,637	9	8,721
Noninterest expense	8,853	2,988	1,057	391	13,289

Earnings (loss) before income taxes	1,267	1,357	616	(755)	2,485
Income tax expense (benefit)	370	483	232	(258)	827

Net earnings (loss)	$897	$874	$384	$(497)	$1,658

Total assets at June 30, 2007	$1,292,112	$44,395	$9,101	$(58,407)	$1,287,201
For the three months ended June 30, 2006
Net interest income (expense)	$8,085	$44	$20	$(425)	$7,724
Provision for loan losses	817	-	-	-	817
Noninterest income	3,247	4,665	1,343	(9)	9,246
Noninterest expense	8,081	3,502	980	-	12,563

Earnings (loss) before income taxes	2,434	1,207	383	(434)	3,590
Income tax expense (benefit)	737	474	132	(102)	1,241

Net earnings (loss)	$1,697	$733	$251	$(332)	$2,349

Total assets at June 30, 2006	$1,332,895	$41,045	$8,835	$(55,093)	$1,327,682

For the six months ended June 30, 2007
Net interest income (expense)	$16,293	$150	$63	$(828)	$15,678
Provision for loan losses	1,845	-	-	-	1,845
Noninterest income	5,288	8,512	3,353	23	17,176
Noninterest expense	17,306	6,015	2,039	391	25,751

Earnings (loss) before income taxes	2,430	2,647	1,377	(1,196)	5,258
Income tax expense (benefit)	766	950	504	(395)	1,825

Net earnings (loss)	$1,664	$1,697	$873	$(801)	$3,433

Total assets at June 30, 2007	$1,292,112	$44,395	$9,101	$(58,407)	$1,287,201
For the six months ended June 30, 2006
Net interest income (expense)	$15,963	$79	$27	$(834)	$15,235
Provision for loan losses	1,522	-	-	-	1,522
Noninterest income	6,628	9,257	3,073	1	18,959
Noninterest expense	16,481	7,182	1,957	-	25,620

Earnings (loss) before income taxes	4,588	2,154	1,143	(833)	7,052
Income tax expense (benefit)	1,376	855	391	(185)	2,437

Net earnings (loss)	$3,212	$1,299	$752	$(648)	$4,615

Total assets at June 30, 2006	$1,332,895	$41,045	$8,835	$(55,093)	$1,327,682

Banking

Net earnings for the three months ended June 30, 2007 decreased $800,000, or 47.1%, to $897,000, compared with the same period in 2006. Net interest income increased $173,000, or 2.1%, but was offset by an increase in the provision for loan losses of $128,000, a decrease in noninterest income of $440,000, or 13.6%, and an increase in noninterest expense of $772,000, or 9.6%. Net earnings for the six months ended June 30, 2007 decreased $1.5 million, or 48.2%, to $1.7 million, compared with the same period in 2006. Net interest income increased $330,000, or 2.1%, but was offset by an increase in the provision for loan losses of $323,000, or 21.2%, noninterest income decreased $1.3 million, or 20.2%, and noninterest expense increased $825,000, or 5.0%.

Net interest income for the three months ended June 30, 2007 increased $173,000, or 2.1%, compared with the same period of 2006. Net interest income for the six months ended June 30, 2007 increased $330,000, or 2.1%, compared with the same period of 2006. The increase in both periods resulted primarily from an improvement in the net interest margin, as the volume of interest-earning assets declined slightly year over year. The net interest margin improved as a result of a more optimal mix of earning assets. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended June 30, 2007 totaled $945,000, compared with $817,000 for the same period of 2006. The provision for loan losses for the six months ended June 30, 2007 totaled $1.8 million, compared with $1.5 million for the same period of 2006. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended June 30, 2007 decreased $440,000, or 13.6%, compared with the same period in 2006. Noninterest income for the six months ended June 30, 2007 decreased $1.3 million, or 20.2%, compared with the same period of 2006. The decrease in both periods was due primarily to lower mortgage banking income as a result of lower dollar volume and price of loans sold. Partially offsetting this decrease was a gain due to the sale of the FDIC insurance credit.

Noninterest expense for the three months ended June 30, 2007 increased $772,000, or 9.6%, compared with the same period in 2006. Noninterest expense for the six months ended June 30, 2007 increased $825,000, or 5.0%, compared with the same period of 2006. The increase in both periods resulted from additional expenses associated with opening three new private client offices. These expenses were partially offset by lower commissions and other expenses in our mortgage banking activities.

Wealth Management

Net earnings for the three months ended June 30, 2007 increased $141,000, or 19.2%, compared with the same period in 2006. Net earnings for the six months ended June 30, 2007 increased $398,000, or 30.6%, compared with the same period in 2006. The increase in earnings in both periods was due primarily to an increase in assets under management. Assets under management were $2.7 billion as of June 30, 2007 compared with $2.4 billion as of June 30, 2006, a 12.9% increase.

Noninterest income for the three months ended June 30, 2007 decreased $397,000, or 8.5%, compared with the same period in 2006, due primarily to the sale of certain trust related assets in June 2006. Excluding this sale, noninterest income rose $469,000, or 12.3%, due primarily to the aforementioned increase in assets under management. Noninterest income for the six months ended June 30, 2007, decreased $745,000, or 8.0%, due primarily to the sale of certain trust related assets. Excluding the sale, noninterest income increased $933,000, or 12.3%.

Noninterest expense for the three months ended June 30, 2007 decreased $514,000, or 14.7%, compared with the same period in 2006, due primarily to the sale of certain trust related assets. Excluding the sale, noninterest expense rose $244,000, or 8.9%. Noninterest expense for the six months ended June 30, 2007 decreased $1.2 million, or 16.2%. Excluding the aforementioned sale, noninterest expense increased $406,000, or 7.2%. The increase in both periods was due primarily to higher compensation expense due to hiring of additional staff and merit increases.

Insurance

Net earnings for the three months ended June 30, 2007 increased $133,000, or 53.0%, compared with the same period of 2006. Net earnings for the six months ended June 30, 2007 increased $121,000, or 16.1%, compared with the same period of 2006. The growth in both periods was due primarily to growth in commercial lines.

Noninterest income for the three months ended June 30, 2007 increased $294,000, or 21.9%, compared with the same period of 2006. Noninterest income for the six months ended June 30, 2007 increased $280,000, or 9.1%, compared with the same period in 2006. The increase in both periods was due primarily to increases in commercial lines.

Noninterest expense for the three months ended June 30, 2007 increased $77,000, or 7.9%, compared with the same period of 2006. Noninterest expense for the six months ended June 30, 2007 increased $82,000, or 4.2%, compared with the same period of 2006. The increase in both periods was due primarily to commissions paid associated with the new business.

Other

“Other” consists of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to a refinance of $15.5 million of the debentures. In connection with this refinance activity, we took a $391,000 charge for early debt extinguishment, which is reflected in noninterest expense.

Financial Condition

Our total assets decreased $49.6 million, or 3.7%, to $1.3 billion as of June 30, 2007 compared with total assets of $1.3 billion as of December 31, 2006. Our loan portfolio grew $44.5 million, or 4.9%, to $952.8 million as of June 30, 2007. Our securities portfolio decreased $92.0 million, or 35.9%, to $164.3 million compared with $256.3 million as of December 31, 2006. During the six months ended June 30, 2007, we sold $75.5 million of low yielding securities to improve the asset mix of our balance sheet. Shareholders’ equity increased $5.4 million, or 5.1%, to $111.1 million compared with shareholders’ equity and puttable common stock of $105.7 million as of December 31, 2006. The puttable common stock was reclassified to shareholders’ equity on March 30, 2007 as a result of the termination of the put agreement to which the shares were subject.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 49.3% of our portfolio as of June 30, 2007. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 50.7% of our loan portfolio as of June 30, 2007.

Total loans were $952.8 million as of June 30, 2007, an increase of $44.5 million, or 4.9%, compared with loans of $908.4 million as of December 31, 2006. The majority of loan growth occurred in commercial real estate, which increased $35.4 million, or 18.6%, to $226.0 million and real estate construction, which increased $8.3 million, or 6.8%. This growth was due primarily to increased commercial activity in the Houston market.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$113,370	11.9%	$113,526	12.5%
Commercial real estate	225,985	23.7%	190,550	21.0%
Real estate construction	130,168	13.7%	121,848	13.4%

Total commercial	469,523	49.3%	425,924	46.9%

Consumer:
Residential real estate	355,279	37.3%	336,077	37.0%
Home equity lines	76,452	8.0%	78,158	8.6%
Consumer installment - indirect	33,622	3.5%	44,360	4.9%
Consumer other	17,962	1.9%	23,849	2.6%

Total consumer	483,315	50.7%	482,444	53.1%

Total loans receivable	$952,838	100.0%	$908,368	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2007	As of December 31, 2006
	(dollars in thousands)
Nonaccrual loans	$9,111	$9,411
Accruing loans past due 90 days or more	2,178	96
Restructured loans	-	-

Total nonperforming loans	11,289	9,507

Investment in real estate	1,785	235

Total nonperforming assets	$13,074	$9,742

Nonperforming assets to total loans and investment in real estate	1.37%	1.07%

Nonperforming assets were $13.1 million and $9.7 million as of June 30, 2007 and December 31, 2006, respectively. Our ratio of nonperforming assets to total loans and investment in real estate was 1.37% and 1.07% as of June 30, 2007 and December 31, 2006, respectively. The increase in nonperforming assets was due primarily to an increase in accruing loans 90 days past due and investment in real estate. The increase in accruing loans 90 days past due was attributable to a number of small commercial loans, a significant portion of which are in the process of being renewed or repaid as of June 30, 2007. The increase in investment in real estate was attributable primarily to the reclassification of a property in the amount of $1.1 million, which we originally purchased for a new private client office location and carried in premises and equipment. Because we no longer intend to open a private client office at that location, such property is currently held for sale and included in investment in real estate.

Allowance for Loan Losses

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level which we believe is adequate to absorb all probable losses on loans inherent in the loan portfolio. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

The allowance for loan losses represents management’s estimate of the amount necessary to provide for losses inherent in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy in comparison with peer institutions.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Six Months Ended June 30, 2007	As of and for the Year Ended December 31, 2006
	(dollars in thousands)
Average loans outstanding	$927,498	$840,330

Total loans outstanding at end of period	$952,838	$908,368

Allowance for loan losses at beginning of period	$9,056	$8,719

Charge-offs:
Commercial:
Commercial	-	(1,488)
Commercial real estate	-	-
Real estate construction	-	-

Total commercial	-	(1,488)

Consumer:
Residential real estate	(500)	(210)
Home equity lines	(10)	(236)
Consumer installment - indirect	(295)	(1,362)
Consumer other	(168)	(558)

Total consumer	(973)	(2,366)

Total charge-offs	(973)	(3,854)

Recoveries:
Commercial:
Commercial	-	-
Commercial real estate	-	-
Real estate construction	-	-

Total commercial	-	-

Consumer:
Residential real estate	33	187
Home equity lines	43	1
Consumer installment - indirect	109	405
Consumer other	55	107

Total consumer	240	700

Total recoveries	240	700

Net charge-offs	(733)	(3,154)

Provision for loan losses	1,845	3,491

Allowance for loan losses at end of period	$10,168	$9,056

Ratio of net charge-offs to average loans	0.16%	0.38%
Ratio of allowance for loan losses to period end loans	1.07%	1.00%
Ratio of allowance for loan losses to nonperforming loans	90.07%	95.26%

Deposits

Our deposits averaged $995.5 million for the six months ended June 30, 2007 and $882.6 million for the year ended December 31, 2006. As of June 30, 2007, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $813.3 million, or 79.7%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 20.3% of total deposits. As of June 30, 2007, total deposits decreased $10.5 million, or 1.0%, to $1.0 billion compared with total deposits as of December 31, 2006. During this time period, noninterest-bearing deposits decreased $25.4 million to $106.1 million, or 19.3%, due primarily to seasonal fluctuations.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30, 2007		Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$107,862	-%	$87,788	-%
Interest checking	175,608	2.95%	168,881	2.50%
Money market and savings	337,987	4.35%	264,219	3.96%
Time deposits less than $100,000	172,737	4.82%	171,390	4.23%

Core deposits	794,194	3.55%	692,278	3.17%

Time deposits $100,000 and greater	190,216	5.02%	176,461	4.49%
Brokered deposits	11,070	4.50%	13,842	4.80%

Total deposits	$995,480	3.85%	$882,581	3.46%

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We utilize borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically advances from the FHLB, which have terms ranging from overnight to several years. All borrowing from the FHLB are collateralized by investment or first mortgage loans. Additionally, we borrow from other financial institutions using investment securities as collateral and have issued junior subordinated debentures to subsidiary trusts.

Our borrowings and repurchase agreements were $125.8 million as of June 30, 2007. The outstanding balance as of June 30, 2007 includes $70.0 million in long-term advances and $55.4 million in repurchase agreements with clients. Included in the long term advances are $45.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings. Additionally, we had $340,000 in notes payable related to the acquisition of Town & Country Insurance Agency.

We decreased our borrowing and repurchase agreements $46.0 million, or 26.8%, to $125.8 million as of June 30, 2007 from $171.7 million as of December 31, 2006. The decrease was due primarily to reduced funding requirements resulting from our securities sales.

On April 19, 2007, we issued $15.5 million of junior subordinated debentures, which mature on April 19, 2037, bear a fixed rate of 6.85% until April 19, 2012 and a floating rate equal to 3 month LIBOR +1.75% thereafter. With the proceeds of these junior subordinated debentures, on April 23, 2007 we redeemed an aggregate of $15.5 million of junior subordinated debentures we had issued on April 10, 2002 at a floating rate equal to 6 month LIBOR +3.70%.

The following table summarizes our two issues of junior subordinated debentures outstanding as of June 30, 2007:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of June 30, 2007	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
(dollars in thousands)
Encore Statutory
Trust II	9/17/2003	$5,000	8.31%	Adjustable quarterly	3 month	$5,155	9/24/2033
					LIBOR + 2.95%
Encore Capital
Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037
_________

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

Shareholders’ Equity

Shareholders’ equity increased $5.4 million, or 5.1%, to $111.1 million as of June 30, 2007 compared with shareholders’ equity and puttable common stock of $105.7 million as of December 31, 2006, primarily due to net earnings of $3.4 million and lower unrealized loss of $904,000 on the available-for-sale securities portfolio. The puttable common stock was reclassified to shareholders’ equity on March 30, 2007 as a result of the termination of the put agreement to which the shares were subject.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. From time to time, we have issued trust preferred securities through a subsidiary trust either to fund organic growth or to support an acquisition. Trust preferred securities can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of Tier 1 regulatory capital. Any amount above this limit can be eligible for treatment as Tier 1 capital. We currently have the capacity to issue additional trust preferred securities that would be treated as Tier 1 capital.

Each of the federal bank regulatory agencies has established minimum capital adequacy and leverage capital requirements for banking organizations. Since the conversion of Encore Bank to a national bank on March 30, 2007, Encore Bank is subject to the capital adequacy requirements of the Office of the Comptroller of the Currency (OCC) and we, as a bank holding company, are subject to the capital adequacy requirements of the Federal Reserve. As of June 30, 2007, Encore Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, Encore Bank must maintain minimum Tier 1 core, Tier 1 risked based and total risked based capital ratios as set forth in the table below. There are no conditions or events since that notification that we believe have changed Encore Bank’s capital position. We intend that Encore Bank will maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the OCC.

The following table presents capital amounts and ratios for us and Encore Bank as of June 30, 2007:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$96,751	7.66%	$50,511	4.00%	N/A	N/A
Tier 1 risk-based	96,751	10.31%	37,526	4.00%	N/A	N/A
Total risked-based	106,919	11.40%	75,051	8.00%	N/A	N/A

Encore Bank, N.A.
Leverage (1)	$94,763	7.52%	$50,378	4.00%	$62,972	5.00%
Tier 1 risk-based	94,763	9.95%	38,081	4.00%	57,122	6.00%
Total risked-based	104,931	11.02%	76,162	8.00%	95,203	10.00%
_________

(1)	As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.28% as of December 31, 2007 and at least 7.75% as of December 31, 2008.

In July 2007, we completed our initial public offering of 1,904,761 shares of our common stock at $21.00 per share. In August 2007, our underwriters exercised their over-allotment option for an additional 285,714 shares of our common stock, also at $21.00 per share. Net proceeds to the Company, including the over-allotment shares, were approximately $41.8 million. Of the net proceeds, $10.0 million was contributed to the capital of Encore Bank to support anticipated balance sheet growth and the remainder will be used for general corporate purposes, including possible future acquisitions.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information provided in our Prospectus dated July 17, 2007, which was filed on July 18, 2007 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, except for our adoption of FIN 48, Accounting for Uncertainty in Income Taxes, and FAS 155, Accounting for Certain Hybrid Financial Instruments, effective January 1, 2007, as described in Note A to our interim consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the Asset/Liability Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus dated July 17, 2007, which was filed on July 18, 2007 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the second quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Item 1A.     Risk Factors

In addition to the information contained in this report, you should consider the factors discussed under the heading “Risk Factors” in our Prospectus dated July 17, 2007 (“Prospectus”), which was filed with the SEC on July 18, 2007 under Rule 424(b) under the Securities Act of 1933, as amended. There have been no material changes in our Risk Factors from those disclosed in the Prospectus.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

A.	We periodically issue grants of certain equity based awards to our executive officers, directors and other key employees pursuant to our 2000 Stock Incentive Plan. In the second quarter of 2007, we made no grants of restricted stock or options to purchase our common stock and 24,000 shares of common stock were issued upon the exercise of stock options at an exercise price ranging from $8.00 to $12.00. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 thereof.

B.	Pursuant to a registration statement on Form S-1 (Registration No. 333-142735) filed with, and declared effective on July 17, 2007 by the Securities and Exchange Commission, we sold 1,904,761 shares of our common stock at $21.00 per share, for an aggregate of $40.0 million, to the public in an underwritten firm commitment offering which closed on July 23, 2007. The underwriters exercised their 30-day option on August 3, 2007 to purchase an additional 285,714 shares to cover over-allotments. The managing underwriters for the public offering were Keefe, Bruyette & Woods, Inc., Sandler O’Neill & Partners, L.P. and SMH Capital Inc.

We received $41.8 million in net proceeds, after deduction of underwriting discounts of $3.2 million and offering expenses of approximately $1.0 million. Of the net proceeds, $10.0 million was contributed to the capital of the Bank to support anticipated balance sheet growth and the balance will be used for general corporate purposes including possible future acquisitions. Since the offering, the net proceeds that were not contributed to the Bank have been invested in short-term investments.

C.	Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

On April 26, 2007, we held our Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	James S. D’Agostino, Jr., G. Walter Christopherson, Charles W. Jenness, John Bryan King, Walter M. Mischer, Jr., Edwin E. Smith, Eugene H. Vaughan, David E. Warden, Steven A. Webster and Randa Duncan Williams were elected as directors to serve on our Board of Directors until our 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 6,080,612 shares were voted in favor of each nominated director and no shares were voted against the nominated directors.

2.	The shareholders ratified the appointment of Grant Thornton LLP as our independent accountants for the year ending December 31, 2007. A total of 6,080,612 shares were voted in favor of the appointment and no shares were voted against the appointment.

Item 5. Other Information

Not applicable

Item 6. Exhibits

a.	Exhibits

21.1*	Subsidiaries of Encore Bancshares, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

August 13, 2007	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer and President

August 13, 2007	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer