Form 10-Q
period 2007-09-30
Encore Bancshares Inc
filed 2007-11-09
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specific in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

(713) 787-3100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2007, there were 10,120,440 shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$19,044	$27,428
Interest-bearing deposits in banks	1,804	2,904
Federal funds sold and other	100,630	8,764

Cash and cash equivalents	121,478	39,096
Securities available-for-sale, at estimated fair value	12,205	83,701
Securities held-to-maturity, at amortized cost	140,507	172,555
Mortgages held-for-sale	2,244	57,769
Loans receivable	1,030,133	908,368
Allowance for loan losses	(10,711)	(9,056)

Net loans receivable	1,019,422	899,312
Federal Home Loan Bank of Dallas stock, at cost	5,805	7,719
Investments in real estate	731	235
Premises and equipment, net	15,814	12,639
Goodwill	27,922	27,869
Other intangible assets, net	6,991	7,618
Cash surrender value of life insurance policies	13,951	13,551
Accrued interest receivable and other assets	16,062	14,779

	$1,383,132	$1,336,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$115,742	$131,476
Interest-bearing	916,442	899,335

Total deposits	1,032,184	1,030,811
Borrowings and repurchase agreements	166,359	171,732
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,538	8,004

Total liabilities	1,227,700	1,231,166
Commitments and contingencies	—	—
Puttable common stock, $1 par value, 773,616 shares issued and outstanding at December 31, 2006	—	774
Puttable common stock in excess of par	—	9,492

Total puttable common stock	—	10,266
Shareholders’ equity:
Preferred stock, $1 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 10,124,440 shares at September 30, 2007 and 7,016,699 shares at December 31, 2006 issued	10,124	7,016
Additional paid-in capital	107,954	57,585
Retained earnings	38,060	32,529
Common stock in treasury, at cost (4,000 shares at September 30, 2007 and December 31, 2006)	(69)	(69)
Accumulated other comprehensive loss	(637)	(1,650)

Total shareholders’ equity	155,432	95,411

	$1,383,132	$1,336,843

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$17,309	$14,651	$49,463	$41,470
Mortgages held-for-sale	1,346	1,787	3,669	5,104
Securities	1,463	2,705	5,481	8,656
Federal funds sold and other	914	370	1,574	990

Total interest income	21,032	19,513	60,187	56,220
Interest expense:
Deposits	9,947	8,603	28,928	21,079
Borrowings and repurchase agreements	1,651	2,898	5,319	11,060
Junior subordinated debentures	368	462	1,196	1,296

Total interest expense	11,966	11,963	35,443	33,435

Net interest income	9,066	7,550	24,744	22,785
Provision for loan losses	1,008	765	2,853	2,287

Net interest income after provision for loan losses	8,058	6,785	21,891	20,498
Noninterest income:
Trust and investment management fees	4,501	3,899	13,013	13,156
Mortgage banking	1,167	2,243	5,411	8,018
Insurance commissions and fees	1,450	1,364	4,725	4,342
Real estate operations, including net gain on sales	178	81	303	355
Net loss on sale of available-for-sale securities	—	—	(181)	—
Other	225	293	1,426	968

Total noninterest income	7,521	7,880	24,697	26,839
Noninterest expense:
Compensation	7,318	7,482	23,036	23,775
Occupancy	1,438	1,236	4,336	3,831
Equipment	506	511	1,523	1,534
Advertising and promotion	328	227	795	718
Outside data processing	884	861	2,596	2,419
Professional fees	401	497	1,249	1,404
Intangible amortization	209	237	629	719
Loss on early debt extinguishment	—	—	391	—
Other	1,405	1,018	3,685	3,289

Total noninterest expense	12,489	12,069	38,240	37,689

Net earnings before income taxes	3,090	2,596	8,348	9,648
Income tax expense	842	897	2,667	3,334

NET EARNINGS	$2,248	$1,699	$5,681	$6,314

Earnings Per Common Share:
Basic	$0.24	$0.23	$0.70	$0.84
Diluted	0.22	0.21	0.64	0.80
Average common shares outstanding	9,347,162	7,503,526	8,160,116	7,500,999
Diluted average common shares outstanding	10,156,090	7,934,716	8,836,428	7,906,746

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(Unaudited, dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at December 31, 2006	7,016,699	$7,016	$57,585	$32,529	$(69)	$(1,650)	$95,411
Reclassification of puttable common stock	773,616	774	9,492	—	—	—	10,266
Adoption of FIN 48	—	—	—	(150)	—	—	(150)
Stock-based compensation cost recognized in earnings	—	—	800	—	—	—	800
Issuance of common shares in public offering, net of costs	2,190,475	2,191	39,502	—	—	—	41,693
Issuance of common shares for exercise of options	76,000	76	626	—	—	—	702
Issuance of restricted stock	71,450	71	(71)	—	—	—	—
Forfeitures of restricted stock	(3,800)	(4)	4	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	16	—	—	—	16
Comprehensive income:
Net earnings	—	—	—	5,681	—	—	5,681
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $614 and reclassification adjustment	—	—	—	—	—	1,013	1,013

Total comprehensive income							6,694

Balance at September 30, 2007	10,124,440	$10,124	$107,954	$38,060	$(69)	$(637)	$155,432

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited, dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net earnings	$5,681	$6,314
Adjustments to reconcile net earnings to net cash provided by operating activities, net of effects of business combinations:
Provision for loan losses	2,853	2,287
Amortization of premiums and discounts, net	1,252	1,424
Stock-based compensation	800	981
Depreciation	1,866	1,666
Gain on sale of mortgage loans	(4,838)	(7,115)
Gain on sale of foreclosed real estate	(45)	(126)
Realized loss on sales of available-for-sale securities, net	181	—
Loss on early debt extinguishment	391	—
Increase in mortgage loans held-for-sale	(166,898)	(324,772)
Proceeds from sale of mortgage loans	227,261	323,990
Federal Home Loan Bank of Dallas stock dividends	(277)	(542)
Excess tax benefit from stock-based compensation	(16)	—
Increase in accrued interest receivable	(777)	(854)
(Increase) decrease in other assets	(1,523)	829
Decrease in accrued interest payable	(199)	(216)
Increase in other liabilities	602	257

Net cash provided by operating activities	66,314	4,123

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,727)	—
Principal collected on available-for-sale securities	4,906	18,936
Proceeds from sales of available-for-sale securities	71,008	—
Principal collected on held-to-maturity securities	24,066	32,656
Proceeds from sales of held-to-maturity securities	7,414	—
Proceeds from sales of foreclosed real estate	1,291	993
Cash paid for acquisition, net of cash acquired	(54)	(125)
Loan purchases	(26,371)	—
Loan originations and principal collections, net	(93,575)	(29,448)
Purchases of Federal Home Loan Bank stock	(3,661)	(506)
Redemption of Federal Home Loan Bank stock	5,852	8,494
Purchases of premises and equipment	(6,101)	(979)

Net cash provided (used) by investing activities	(21,952)	30,021

Cash flows from financing activities:
Net increase in deposits	1,373	124,334
Decrease in short term Federal Home Loan Bank of Dallas borrowings	(55,000)	(44,000)
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	85,000	—
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(25,000)	(125,000)
Increase (decrease) in repurchase agreements	(10,234)	20,826
Payment on notes payable	(139)	(123)
Proceeds from issuance of junior subordinated debentures	15,464	—
Retirement of junior subordinated debentures	(15,855)	—
Excess tax benefit from stock-based compensation	16	—
Proceeds from issuance of common stock, net	42,395	130

Net cash provided (used) by financing activities	38,020	(23,833)

Net increase in cash and cash equivalents	82,382	10,311
Cash and cash equivalents at beginning of period	39,096	36,154

Cash and cash equivalents at end of period	$121,478	$46,465

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$35,642	$33,651
Income taxes paid	3,816	4,409
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	682	233

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. (the Company) is a holding company that was formed on March 28, 2000 as Guardian Holdings, Inc. and had no operations until it acquired GSF Holding, Inc., whose name was changed to Encore Holdings, Inc. (Encore Holdings) effective November 19, 2001 and its wholly-owned subsidiary, Guardian Savings and Loan Association effective September 30, 2000. Guardian Savings and Loan Association, a federally chartered savings institution, changed its name to Guardian Savings Bank effective September 28, 2000 and then to Encore Bank (the Bank) effective September 1, 2001. The Bank converted from a federal savings association to a national banking association effective March 30, 2007 and changed its name to Encore Bank, National Association. In connection with the conversion, the Company became a bank holding company and Encore Holdings was merged into the Company. As part of a corporate reorganization following the conversion of the Bank to a national banking association, on June 30, 2007, the Bank was merged with and into Encore Trust Company. The resulting bank, which was renamed Encore Bank, National Association, operates as a national banking association with its main office in Houston, Texas. Since the merger, the business of Encore Trust Company is being conducted as a division of the Bank.

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

We must make estimates and assumptions that affect amounts reported in our interim consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

These interim consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Prospectus dated July 17, 2007. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period.

Nature of Operations

We are primarily in the business of attracting deposits and investing these funds in loans and mortgage-backed securities, as well as providing trust and investment management services and property and casualty insurance products.

We provide a variety of financial services through our seventeen private client offices located in the greater Houston area and southwest Florida, our two loan production offices in southwest Florida and five wealth management offices and three insurance offices in Texas. Our product offerings, places of business and service delivery are positioned to best meet the needs of professional firms, privately-owned businesses, investors and affluent individuals.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

The adoption of FAS 155 did not have any effect on our consolidated financial statements at the date of adoption. The adoption of FIN 48 resulted in a cumulative adjustment of $150 that decreased retained earnings as discussed in Note D (Income Taxes).

Descriptions of our significant accounting policies are included in Note A to our consolidated financial statements as of and for the year ended December 31, 2006 included in our Prospectus dated July 17, 2007, which was filed on July 18, 2007 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. There have been no significant changes to these policies, except as discussed below for income taxes, based on adoption of the new pronouncement.

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unrealized holding gains (losses) on available-for-sale securities	$217	$470	$1,808	$(1,615)
Reclassification adjustment for losses realized in income	—	—	(181)	—

Net unrealized gain (losses)	217	470	1,627	(1,615)
Tax (expense) benefit	(108)	(173)	(614)	598

Net-of-tax amount	$109	$297	$1,013	$(1,017)

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

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

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

The amortized cost and fair values for the major categories of securities available-for-sale and held-to-maturity were as follows:

	September 30, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-Sale:
Mortgage-backed securities	$3,937	$3,757	$76,904	$75,185
Other	4,418	4,423	4,547	4,491

Total	8,355	8,180	81,451	79,676
Marketable equity securities	4,000	4,025	4,000	4,025

Total available-for-sale securities	$12,355	$12,205	$85,451	$83,701

Held-to-Maturity:
Mortgage-backed securities	$140,507	$138,477	$172,555	$167,389

Mortgage-backed securities classified as held-to-maturity with a carrying amount of $7,426 were sold during the nine months ended September 30, 2007 at a net realized loss of $12. These securities had less than 15% of the original principal amount at acquisition remaining.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	September 30, 2007	December 31, 2006
Commercial Loans:
Commercial	$111,072	$113,526
Commercial real estate	249,576	190,550
Real estate construction	132,557	121,848

Total commercial loans	493,205	425,924
Consumer Loans:
Residential real estate	411,260	336,077
Home equity lines	76,096	78,158
Consumer installment—indirect	29,210	44,360
Consumer other	20,362	23,849

Total consumer loans	536,928	482,444

Total loans receivable	$1,030,133	$908,368

Included in loans receivable is $2,855 and $2,867 of net deferred loan origination costs at September 30, 2007 and December 31, 2006, respectively.

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$10,168	$9,540	$9,056	$8,719
Provision for loan losses	1,008	765	2,853	2,287
Loans charged-off	(727)	(348)	(1,700)	(1,460)
Recoveries of loans previously charged-off	262	166	502	577

Balance at end of period	$10,711	$10,123	$10,711	$10,123

The following is a summary of information pertaining to impaired and non-accrual loans:

	September 30, 2007	December 31, 2006
Impaired loans without a valuation allowance	$—	$—
Impaired loans on non-accrual with a valuation allowance	6,784	6,955

Total impaired loans	$6,784	$6,955

Valuation allowance related to impaired loans	$4,617	$5,022

Total non-accrual loans	$8,734	$9,411

Total loans past due ninety days or more and still accruing	$20	$96

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE D – INCOME TAXES

On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. As a result of the implementation of FIN 48, the Company reclassified from deferred tax liabilities $1,023 of unrecognized tax benefits related to the treatment of sales of bank securities. The Company recorded a cumulative effect adjustment to retained earnings of $150 related to interest and penalties. During the third quarter of 2007, the Company resolved this tax issue and recorded a credit to tax expense for $150. The effective tax rate for the nine months ended September 30, 2007, was 31.9% as compared to 34.6% in 2006.

At January 1, 2007, the total amount of unrecognized tax benefits was $1,023, none of which was related to tax benefits that, if recognized, would affect the annual effective tax rate. During the third quarter of 2007, we recognized the full amount of these unrecognized tax benefits when the Company filed for an application for an accounting method change with the IRS.

The Company and its subsidiaries file income tax returns in U.S. federal and various state and local taxing jurisdictions. In general, the Company is no longer subject to income tax examinations for years prior to 2003. The Company has elected to recognize both interest and penalties as a component of income tax expense.

NOTE E – REGULATORY MATTERS

Since the conversion of the Bank to a national bank on March 30, 2007, the Company and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of September 30, 2007 are set forth in the following table:

	Actual		For capital adequacy purposes		To be categorized as well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$141,156	10.71%	$52,699	4.00%	N/A	N/A
Encore Bank, N.A.	107,658	8.14	52,894	4.00	$66,118	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$141,156	14.20%	$39,762	4.00%	N/A	N/A
Encore Bank, N.A.	107,658	10.85	39,699	4.00	$59,549	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$151,867	15.28%	$79,524	8.00%	N/A	N/A
Encore Bank, N.A.	118,369	11.93	79,398	8.00	$99,248	10.00%

As part of the Bank’s conversion to a national bank, the OCC required that the Bank meet certain additional capital requirements. Specifically, as of December 31, 2007, the Bank is required to have a leverage ratio of at least 7.28% and as of December 31, 2008, the Bank is required to have a leverage ratio of at least 7.75%.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE F – STOCK-BASED COMPENSATION

Our shareholders approved a stock incentive plan in 2000 (the 2000 Stock Incentive Plan) which authorizes the issuance of up to 1,650,000 shares of common stock under “incentive stock” and “nonqualified stock” options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards. The general terms of awards under the 2000 Stock Incentive Plan shall be specified by the Compensation Committee of the Board of Directors at the date of grant. During the nine months ended September 30, 2007, no stock options were granted and employees exercised 52,000 options at a weighted average price of $8.78 and non-employees exercised 24,000 options at a weighted average price of $10.25.

We have also granted shares of restricted stock pursuant to our stock incentive plan. The outstanding shares of restricted stock vest over a period of three to five years. We account for restricted stock grants by recording the fair value of the grant to compensation expense over the vesting period.

A summary of the status of our nonvested shares of restricted stock as of September 30, 2007, and changes during the nine months then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	283,383	$13.54
Granted	71,450	15.83
Vested	(30,000)	9.00
Forfeited	(3,800)	14.45

Outstanding at September 30, 2007	321,033	14.46

Total stock-based compensation cost recognized in the accompanying consolidated statements of earnings was $800 and $981 for the nine months ended September 30, 2007 and 2006. At September 30, 2007, there was approximately $2,642 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.16 years.

NOTE G – JUNIOR SUBORDINATED DEBENTURES

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

NOTE H – COMMITMENTS AND CONTINGENCIES

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE I – PUTTABLE COMMON STOCK

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

At December 31, 2006, we classified the puttable common stock outside of shareholders’ equity as the ability to extinguish the put was not considered to be completely within our control. The put agreement was terminated on March 30, 2007. As a result, the puttable common stock was reclassified and included in shareholders’ equity as of March 31, 2007.

NOTE J – INITIAL PUBLIC OFFERING

In July 2007, we completed our initial public offering of 1,904,761 shares of common stock at $21.00 per share. In August, our underwriters exercised their over-allotment option for an additional 285,714 shares of common stock, also at $21.00 per share. Our common shares are listed on the Nasdaq Global Market under the symbol “EBTX”.

Net proceeds to the Company, including the over-allotment shares, were $41,693, after underwriting discounts of $3,220 and $1,087 in offering expenses. Of the net proceeds, $10,000 was contributed to the capital of Encore Bank to support anticipated balance sheet growth and the balance will be used for general corporate purposes, including possible future acquisitions. Since the offering, the net proceeds that were not contributed to the Bank have been invested in short-term investments.

NOTE K – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic:
Net earnings	$2,248	$1,699	$5,681	$6,314
Average common shares outstanding, net of nonvested restricted stock	9,347,162	7,503,526	8,160,116	7,500,999
Per Share	$0.24	$0.23	$0.70	$0.84
Diluted:
Average common shares outstanding	9,347,162	7,503,526	8,160,116	7,500,999
Add: Net effect of nonvested restricted stock and the assumed exercise of stock options	633,758	349,184	527,043	343,276
Contingent share-based consideration	175,170	82,006	149,269	62,471
Diluted average common shares outstanding	10,156,090	7,934,716	8,836,428	7,906,746
Per Share	$0.22	$0.21	$0.64	$0.80

The 773,616 shares of puttable common stock (see Note I) have been considered outstanding for all periods since issuance on August 31, 2005 and prior to March 31, 2007 for purposes of computing basic and diluted earnings per share. These shares are included in shareholders’ equity as outstanding common stock beginning March 31, 2007. No dividends have been declared on common stock.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

NOTE L – DERIVATIVES AND HEDGING ACTIVITIES

Periodically we use forward interest rate locks to hedge the risk of changes in the fair value of newly originated mortgages held-for-sale. Net losses of $458 and $31 for the first nine months of 2007 and 2006 from these activities are included in the consolidated statements of earnings in “Mortgage banking”. There were no derivatives outstanding at September 30, 2007 or December 31, 2006.

NOTE M – RELATED PARTY TRANSACTIONS

Deposits of executive officers, significant shareholders and directors were $41,305 and $30,254 (including time deposits of $1,324 and $1,199) at September 30, 2007 and December 31, 2006.

NOTE N – SEGMENT INFORMATION

We have three lines of business which are banking, wealth management and insurance, that are delineated by the products and services that each segment offers. The segments are managed separately with different clients, employees, systems, risks and marketing strategies. Banking includes our commercial and private client banking services. Wealth management provides personal wealth management services through Encore Trust, a division of the Bank, and Linscomb & Williams, Inc. and insurance includes the selling of property and casualty insurance products by Town & Country Insurance Agency.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited, dollars in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
For the three months ended September 30, 2007
Net interest income (expense)	$9,315	$82	$37	$(368)	$9,066
Provision for loan losses	1,008	—	—	—	1,008
Noninterest income	1,559	4,501	1,460	1	7,521
Noninterest expense	8,338	3,137	1,014	—	12,489

Earnings (loss) before income taxes	1,528	1,446	483	(367)	3,090
Income tax expense (benefit)	261	531	167	(117)	842

Net earnings (loss)	$1,267	$915	$316	$(250)	$2,248

Total assets at September 30, 2007	$1,392,156	$45,425	$9,219	$(63,668)	$1,383,132
For the three months ended September 30, 2006
Net interest income (expense)	$7,927	$66	$19	$(462)	$7,550
Provision for loan losses	765	—	—	—	765
Noninterest income	2,620	3,898	1,352	10	7,880
Noninterest expense	8,223	2,860	986	—	12,069

Earnings (loss) before income taxes	1,559	1,104	385	(452)	2,596
Income tax expense (benefit)	445	440	133	(121)	897

Net earnings (loss)	$1,114	$664	$252	$(331)	$1,699

Total assets at September 30, 2006	$1,304,825	$41,419	$8,219	$(55,511)	$1,298,952
For the nine months ended September 30, 2007
Net interest income (expense)	$25,608	$232	$100	$(1,196)	$24,744
Provision for loan losses	2,853	—	—	—	2,853
Noninterest income	6,847	13,013	4,813	24	24,697
Noninterest expense	25,644	9,152	3,053	391	38,240

Earnings (loss) before income taxes	3,958	4,093	1,860	(1,563)	8,348
Income tax expense (benefit)	1,027	1,481	671	(512)	2,667

Net earnings (loss)	$2,931	$2,612	$1,189	$(1,051)	$5,681

Total assets at September 30, 2007	$1,392,156	$45,425	$9,219	$(63,668)	$1,383,132
For the nine months ended September 30, 2006
Net interest income (expense)	$23,890	$145	$46	$(1,296)	$22,785
Provision for loan losses	2,287	—	—	—	2,287
Noninterest income	9,248	13,155	4,425	11	26,839
Noninterest expense	24,704	10,042	2,943	—	37,689

Earnings (loss) before income taxes	6,147	3,258	1,528	(1,285)	9,648
Income tax expense (benefit)	1,821	1,295	524	(306)	3,334

Net earnings (loss)	$4,326	$1,963	$1,004	$(979)	$6,314

Total assets at September 30, 2006	$1,304,825	$41,419	$8,219	$(55,511)	$1,298,952

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Encore Bancshares, Inc. is a bank holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, N.A., eleven private client offices in the greater Houston market and six private client offices and two loan production offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of September 30, 2007, we reported, on a consolidated basis, total assets of $1.4 billion, total loans of $1.0 billion, total deposits of $1.0 billion, shareholders’ equity of $155.4 million and $2.8 billion in assets under management.

Results of Operations

Net earnings for the quarter ended September 30, 2007 were $2.2 million, or $0.22 per diluted share, compared with $1.7 million, or $0.21 per diluted share, for the quarter ended September 30, 2006, an increase in net earnings of $549,000, or 32.3%. The increase was due primarily to higher net interest income. We posted a return on average common equity of 6.20% and 6.60%, a return on average assets of 0.66% and 0.51%, and an efficiency ratio of 74.03% and 76.68% for the quarters ended September 30, 2007 and 2006, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

Net earnings for the nine months ended September 30, 2007 were $5.7 million, or $0.64 per diluted share, compared with $6.3 million, or $0.80 per diluted share for the same period of 2006. We posted a return on average common equity of 6.31% and 8.44%, a return on average assets of 0.58% and 0.64%, and an efficiency ratio of 75.80% and 74.50% for the nine months ended September 30, 2007 and 2006, respectively.

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

Net interest income was $9.1 million for the three months ended September 30, 2007, an increase of $1.5 million, or 20.1%, compared with the third quarter of 2006. Average interest-earning assets increased $34.4 million, or 2.8%, from the third quarter of 2006 to the third quarter of 2007, due primarily to an increase in liquid investments, resulting from net proceeds of the common equity offering. The net interest margin for the third quarter of 2007 increased 41 basis points to 2.86%, compared with the same quarter of 2006. The improvement in the margin was due primarily to a more favorable asset mix and an increase in noninterest-bearing deposits. Average loans were $973.6 million for the third quarter of 2007, a $133.0 million, or 15.8%, increase compared with the same quarter of 2006. Consistent with our strategy, this increase in loans was partially offset by a $121.7 million, or 43.8%, decrease in average securities during the same period. As a result of this shift in asset mix, loans accounted for 77.3% of earning assets during the third quarter of 2007, compared with 68.6% of earning assets for the same period of 2006. In addition, noninterest-bearing deposits were $108.2 million for the third quarter of 2007, a $19.1 million, or 21.5%, increase compared with the same period of 2006.

Net interest income was $24.7 million for the nine months ended September 30, 2007, an increase of $2.0 million, or 8.6%, compared with the same period of 2006. Average interest-earning assets increased $3.1 million, or 0.2%, due primarily to an increase in liquid investments, resulting from the common equity offering. For the nine months ended September 30, 2007, the net interest margin was 2.69%, an increase of 20 basis points, compared with the same period of 2006. The improvement in the margin was due primarily to a more favorable asset mix and an increase in noninterest-bearing deposits. Average loans were $943.0 million for the nine months ended September 30, 2007, a $118.6 million, or 14.4%, increase compared with the same period of 2006. During the same periods, average securities decreased $106.4 million, or 35.9%, as the proceeds from the reductions in securities was used to fund loan growth.

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

	For the Three Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$973,641	$17,309	7.05%	$840,674	$14,651	6.91%
Mortgages held-for-sale	60,959	1,346	8.76	80,951	1,787	8.76
Securities	156,159	1,463	3.72	277,854	2,705	3.86
Federal funds sold and other	68,347	914	5.31	25,248	370	5.81

Total interest-earning assets	1,259,106	21,032	6.63	1,224,727	19,513	6.32
Less: Allowance for loan losses	(10,391)			(9,726)
Noninterest-earning assets	102,667			100,204

Total assets	$1,351,382			$1,315,205

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$169,860	$1,347	3.15%	$168,222	$1,184	2.79%
Money market and savings	358,732	3,907	4.32	294,911	3,206	4.31
Time deposits	375,896	4,693	4.95	373,687	4,213	4.47

Total interest-bearing deposits	904,488	9,947	4.36	836,820	8,603	4.08
Borrowings and repurchase agreements	158,203	1,651	4.14	252,416	2,898	4.55
Junior subordinated debentures	20,619	368	7.08	20,619	462	8.89

Total interest-bearing liabilities	1,083,310	11,966	4.38	1,109,855	11,963	4.28

Noninterest-bearing liabilities:
Noninterest-bearing deposits	108,168			89,038
Other liabilities	16,128			14,161

Total liabilities	1,207,606			1,213,054
Shareholders’ equity and puttable common stock	143,776			102,151

Total liabilities, shareholders’ equity and puttable common stock	$1,351,382			$1,315,205

Net interest income		$9,066			$7,550

Net interest spread			2.25%			2.04%
Net interest margin			2.86%			2.45%

	For the Nine Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$943,048	$49,463	7.01%	$824,456	$41,470	6.73%
Mortgages held-for-sale	55,753	3,669	8.80	77,673	5,104	8.79
Securities	190,165	5,481	3.85	296,578	8,656	3.90
Federal funds sold and other	38,746	1,574	5.43	25,951	990	5.10

Total interest-earning assets	1,227,712	60,187	6.55	1,224,658	56,220	6.14
Less: Allowance for loan losses	(9,838)			(9,217)
Noninterest-earning assets	102,592			99,339

Total assets	$1,320,466			$1,314,780

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$173,671	$3,915	3.01%	$166,603	$2,969	2.38%
Money market and savings	344,978	11,203	4.34	241,540	6,738	3.73
Time deposits	374,654	13,810	4.93	359,101	11,372	4.23

Total interest-bearing deposits	893,303	28,928	4.33	767,244	21,079	3.67
Borrowings and repurchase agreements	164,133	5,319	4.33	330,328	11,060	4.48
Junior subordinated debentures	20,743	1,196	7.71	20,619	1,296	8.40

Total interest-bearing liabilities	1,078,179	35,443	4.40	1,118,191	33,435	4.00

Noninterest-bearing liabilities:
Noninterest-bearing deposits	107,965			83,416
Other liabilities	14,015			13,099

Total liabilities	1,200,159			1,214,706
Shareholders’ equity and puttable common stock	120,307			100,074

Total liabilities, shareholders’ equity and puttable common stock	$1,320,466			$1,314,780

Net interest income		$24,744			$22,785

Net interest spread			2.15%			2.14%
Net interest margin			2.69%			2.49%

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $1.0 million and $2.9 million for the three months and nine months ended September 30, 2007. The provision represents a $243,000, or 31.8%, and $566,000, or 24.7%, increase compared with the same periods of 2006. The increase in the provision for both periods reflects the amount we consider necessary to fund losses inherent in the loan portfolio primarily as a result of the growth in loans.

Noninterest Income

Noninterest income represented 45.3% and 51.1% of total revenue for the three months ended September 30, 2007 and 2006, respectively.

Noninterest income decreased $359,000, or 4.6%, to $7.5 million for the three months ended September 30, 2007, compared with the same period in 2006. The decrease was due primarily to a $1.1 million, or 48.0%, decrease in mortgage banking income, partially offset by an increase in trust and investment management fees. The decrease in mortgage banking income was due to a combination of lower dollar volume of loans sold and lower pricing, which resulted from a slowdown in the housing market and changes in the market for mortgage loans. The majority of the reduction in mortgage banking fees was related to second mortgages. Partially offsetting the decrease in mortgage banking income was an increase in trust and investment management fees. Trust and investment management fees rose $602,000, or 15.4%, to $4.5 million. The increase was due primarily to a 16.2% increase in assets under management.

Noninterest income decreased $2.1 million, or 8.0%, to $24.7 million for the nine months ended September 30, 2007, compared with the same period in 2006. The decrease was due primarily to a $2.6 million, or 32.5%, decrease in mortgage banking income. Mortgage banking income decreased $2.2 million due to a combination of lower dollar volume of loans sold and lower pricing as discussed in the preceding paragraph. Additionally, mortgage banking income was reduced by $427,000 because of hedging activities. Offsetting these reductions in noninterest income were a $383,000, or 8.8%, increase in insurance commissions due to growth in commercial clients resulting in higher commercial commissions and a $391,000 gain on sale of a FDIC insurance credit, which is included in other noninterest income.

As a result of the unfavorable mortgage market conditions that have developed, and giving consideration to our assessment that the credit quality of the mortgage loans we originate is strong and the yield is favorable, we intend to originate these loans for our portfolio. We began this practice with all new loans originated in the latter part of the third quarter. We anticipate that the near-term decrease in mortgage banking income resulting from this change in strategy will be mitigated in the long term by an increase in interest income as a result of the growth in the loan portfolio from the retained mortgage loans. In an effort to further mitigate the decrease in mortgage banking income, we initiated a cost reduction effort in the fourth quarter of 2007, which includes a staff consolidation of approximately 5%. We expect that these cost reductions will yield expense savings of approximately $2.0 million in 2008 which will mostly be reinvested in growing our business.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Trust and investment management fees	$4,501	$3,899	$13,013	$13,156
Mortgage banking	1,167	2,243	5,411	8,018
Insurance commissions and fees	1,450	1,364	4,725	4,342
Real estate operations, including net gain on sales	178	81	303	355
Net loss on sale of available-for-sale securities	—	—	(181)	—
Other	225	293	1,426	968

Total noninterest income	$7,521	$7,880	$24,697	$26,839

Noninterest Expense

Noninterest expense was $12.5 million for the third quarter of 2007, up $420,000, or 3.5%, compared with the third quarter of 2006. The change was due primarily to the cost associated with opening new private client offices. Partially offsetting these expenses were lower commissions associated with originating mortgages and increased cost deferrals associated with booking a greater number of second mortgage loans into the loan portfolio. Other expense increased due to a mark to market adjustment of an investment in real estate, as well as the write off of a receivable associated with the sale of certain trust related assets in 2006.

Noninterest expense for the nine months ended September 30, 2007 was $38.2 million, up $551,000, or 1.5%, compared with the same period of 2006. The change was due primarily to the $391,000 debt extinguishment expense associated with refinancing $15.5 million of junior subordinated debentures in April 2007, as well as the cost of opening and operating new private client offices. These expenses were mostly offset by lower commissions associated with originating mortgages and a reduction in expenses (primarily in compensation) resulting from the sale of certain trust related assets.

In addition, the bank launched a cost savings initiative in the fourth quarter of 2007, which is discussed in the section under the heading “—Noninterest Income”.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Compensation	$7,318	$7,482	$23,036	$23,775
Non-staff expenses:
Occupancy	1,438	1,236	4,336	3,831
Equipment	506	511	1,523	1,534
Advertising and promotion	328	227	795	718
Outside data processing	884	861	2,596	2,419
Professional fees	401	497	1,249	1,404
Intangible amortization	209	237	629	719
Loss on early debt extinguishment	—	—	391	—
Other	1,405	1,018	3,685	3,289

Total noninterest expense	$12,489	$12,069	$38,240	$37,689

Income Tax Expense

The provision for income taxes decreased $55,000, or 6.1%, to $842,000 for the three months ended September 30, 2007, compared with $897,000 for the same three months of 2006. The change in income tax expense reflects a $150,000 credit due to a reversal of a tax liability for interest and penalties related to a tax position that was recently resolved. The effective tax rate for the three months ended September 30, 2007 and 2006 was 27.2% and 34.6%.

The provision for income taxes decreased $667,000, or 20.0%, to $2.7 million for the nine months ended September 30, 2007, compared with $3.3 million for the same period of 2006. The change in income tax expense primarily reflects the decrease in earnings before income tax expense and the $150,000 credit discussed above. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 31.9% and 34.6%.

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

The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
For the three months ended September 30, 2007
Net interest income (expense)	$9,315	$82	$37	$(368)	$9,066
Provision for loan losses	1,008	—	—	—	1,008
Noninterest income	1,559	4,501	1,460	1	7,521
Noninterest expense	8,338	3,137	1,014	—	12,489

Earnings (loss) before income taxes	1,528	1,446	483	(367)	3,090
Income tax expense (benefit)	261	531	167	(117)	842

Net earnings (loss)	$1,267	$915	$316	$(250)	$2,248

Total assets at September 30, 2007	$1,392,156	$45,425	$9,219	$(63,668)	$1,383,132
For the three months ended September 30, 2006
Net interest income (expense)	$7,927	$66	$19	$(462)	$7,550
Provision for loan losses	765	—	—	—	765
Noninterest income	2,620	3,898	1,352	10	7,880
Noninterest expense	8,223	2,860	986	—	12,069

Earnings (loss) before income taxes	1,559	1,104	385	(452)	2,596
Income tax expense (benefit)	445	440	133	(121)	897

Net earnings (loss)	$1,114	$664	$252	$(331)	$1,699

Total assets at September 30, 2006	$1,304,825	$41,419	$8,219	$(55,511)	$1,298,952
For the nine months ended September 30, 2007
Net interest income (expense)	$25,608	$232	$100	$(1,196)	$24,744
Provision for loan losses	2,853	—	—	—	2,853
Noninterest income	6,847	13,013	4,813	24	24,697
Noninterest expense	25,644	9,152	3,053	391	38,240

Earnings (loss) before income taxes	3,958	4,093	1,860	(1,563)	8,348
Income tax expense (benefit)	1,027	1,481	671	(512)	2,667

Net earnings (loss)	$2,931	$2,612	$1,189	$(1,051)	$5,681

Total assets at September 30, 2007	$1,392,156	$45,425	$9,219	$(63,668)	$1,383,132
For the nine months ended September 30, 2006
Net interest income (expense)	$23,890	$145	$46	$(1,296)	$22,785
Provision for loan losses	2,287	—	—	—	2,287
Noninterest income	9,248	13,155	4,425	11	26,839
Noninterest expense	24,704	10,042	2,943	—	37,689

Earnings (loss) before income taxes	6,147	3,258	1,528	(1,285)	9,648
Income tax expense (benefit)	1,821	1,295	524	(306)	3,334

Net earnings (loss)	$4,326	$1,963	$1,004	$(979)	$6,314

Total assets at September 30, 2006	$1,304,825	$41,419	$8,219	$(55,511)	$1,298,952

Banking

Net earnings for the three months ended September 30, 2007 increased $153,000, or 13.7%, to $1.3 million, compared with the same period in 2006. Net interest income increased $1.4 million, or 17.5%, but was offset by an increase in the provision for loan losses of $243,000, a decrease in noninterest income of $1.1 million, or 40.5%, and an increase in noninterest expense of $115,000, or 1.4%. Net earnings for the nine months ended September 30, 2007 decreased $1.4 million, or 32.2%, to $2.9 million, compared with the same period in 2006. Net interest income increased $1.7 million, or 7.2%, but was offset by an increase in the provision for loan losses of $566,000, or 24.7%, a decrease in noninterest income of $2.4 million, or 26.0%, and an increase in noninterest expense of $940,000, or 3.8%.

Net interest income for the three months ended September 30, 2007 increased $1.4 million, or 17.5%, compared with the same period of 2006. Net interest income for the nine months ended September 30, 2007 increased $1.7 million, or 7.2%, compared with the same period of 2006. The increase in both periods resulted primarily from an improvement in the net interest margin and a higher volume of interest-earning assets. The net interest margin improved as a result of a more optimal mix of earning assets. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended September 30, 2007 totaled $1.0 million, compared with $765,000 for the same period of 2006. The provision for loan losses for the nine months ended September 30, 2007 totaled $2.9 million, compared with $2.3 million for the same period of 2006. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended September 30, 2007 decreased $1.1 million, or 40.5%, compared with the same period in 2006. Noninterest income for the nine months ended September 30, 2007 decreased $2.4 million, or 26.0%, compared with the same period of 2006. The decrease in both periods was due primarily to lower mortgage banking income as a result of lower dollar volume and price of loans sold. Partially offsetting this decrease in the nine month period was a gain due to the sale of the FDIC insurance credit.

Noninterest expense for the three months ended September 30, 2007 increased $115,000, or 1.4%, compared with the same period in 2006. Noninterest expense for the nine months ended September 30, 2007 increased $940,000, or 3.8%, compared with the same period of 2006. The increase in both periods resulted from additional expenses associated with opening new private client offices. These expenses were partially offset by lower commissions and other expenses in our mortgage banking activities as well as increased cost deferrals associated with booking loans in the loan portfolio.

Wealth Management

Net earnings for the three months ended September 30, 2007 increased $251,000, or 37.8%, compared with the same period in 2006. Net earnings for the nine months ended September 30, 2007 increased $649,000, or 33.1%, compared with the same period in 2006. The increase in earnings in both periods was due primarily to an increase in assets under management. Assets under management were $2.8 billion as of September 30, 2007 compared with $2.4 billion as of September 30, 2006, a 16.2% increase.

Noninterest income for the three months ended September 30, 2007 increased $603,000, or 15.5%, compared with the same period in 2006, due primarily to increased assets under management. Noninterest income for the nine months ended September 30, 2007, decreased $142,000, or 1.1%, due primarily to the sale of certain trust related assets in June 2006. Excluding the sale, noninterest income increased $1.5 million, or 13.4%.

Noninterest expense for the three months ended September 30, 2007 increased $277,000, or 9.7%, compared with the same period in 2006. Noninterest expense for the nine months ended September 30, 2007 decreased $890,000, or 8.9%, due primarily to the sale of certain trust related assets in June 2006. Excluding the aforementioned sale, noninterest expense increased $741,000, or 8.8%. Excluding the sale, the increase in both periods was due primarily to higher compensation expense due to hiring of additional staff and merit increases.

Insurance

Net earnings for the three months ended September 30, 2007 increased $64,000, or 25.4%, compared with the same period of 2006. Net earnings for the nine months ended September 30, 2007 increased $185,000, or 18.4%, compared with the same period of 2006. The growth in both periods was due primarily to growth in commercial lines.

Noninterest income for the three months ended September 30, 2007 increased $108,000, or 8.0%, compared with the same period of 2006. Noninterest income for the nine months ended September 30, 2007 increased $388,000, or 8.8%, compared with the same period in 2006. The increase in both periods was due primarily to increases in commercial lines.

Noninterest expense for the three months ended September 30, 2007 increased $28,000, or 2.8%, compared with the same period of 2006. Noninterest expense for the nine months ended September 30, 2007 increased $110,000, or 3.7%, compared with the same period of 2006. The increase in both periods was due primarily to commissions paid associated with the new business.

Other

“Other” consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to a refinance of $15.5 million of the debentures. In connection with this refinance activity, we took a $391,000 charge for early debt extinguishment in the nine month period, which is reflected in noninterest expense.

Financial Condition

Our total assets increased $46.3 million, or 3.5%, to $1.4 billion as of September 30, 2007 compared with total assets of $1.3 billion as of December 31, 2006. Our loan portfolio grew $121.8 million, or 13.4%, to $1.0 billion as of September 30, 2007. Our securities portfolio decreased $103.5 million, or 40.4%, to $152.7 million compared with $256.3 million as of December 31, 2006. Primarily as a result of our initial public offering, shareholders’ equity increased $49.8 million, or 47.1%, to $155.4 million compared with shareholders’ equity and puttable common stock of $105.7 million as of December 31, 2006. The puttable common stock was reclassified to shareholders’ equity on March 30, 2007 as a result of the termination of the put agreement to which the shares were subject.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 47.9% of our portfolio as of September 30, 2007. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 52.1% of our loan portfolio as of September 30, 2007.

Total loans were $1.0 billion as of September 30, 2007, an increase of $121.8 million, or 13.4%, compared with loans of $908.4 million as of December 31, 2006. The majority of loan growth occurred in commercial real estate, which increased $59.0 million, or 31.0%, to $249.6 million and residential real estate, which increased $75.2 million, or 22.4%. This growth was due primarily to continued strength in our market areas in Texas.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$111,072	10.8%	$113,526	12.5%
Commercial real estate	249,576	24.2	190,550	21.0
Real estate construction	132,557	12.9	121,848	13.4

Total commercial	493,205	47.9	425,924	46.9
Consumer:
Residential real estate	411,260	39.9	336,077	37.0
Home equity lines	76,096	7.4	78,158	8.6
Consumer installment—indirect	29,210	2.8	44,360	4.9
Consumer other	20,362	2.0	23,849	2.6

Total consumer	536,928	52.1	482,444	53.1

Total loans receivable	$1,030,133	100.0%	$908,368	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of September 30, 2007	As of December 31, 2006
	(dollars in thousands)
Nonaccrual loans	$8,734	$9,411
Accruing loans past due 90 days or more	20	96
Restructured loans	—	—

Total nonperforming loans	8,754	9,507

Investment in real estate	731	235

Total nonperforming assets	$9,485	$9,742

Nonperforming assets to total loans and investment in real estate	0.92%	1.07%

Nonperforming assets were $9.5 million and $9.7 million as of September 30, 2007 and December 31, 2006. Our ratio of nonperforming assets to total loans and investment in real estate was 0.92% and 1.07% as of September 30, 2007 and December 31, 2006. The decrease in nonaccrual loans was offset by an increase in investment in real estate. Nonaccrual loans consist primarily of one loan in the amount of $6.3 million to a law firm. The repayment of the loan depends primarily on the outcome of a lawsuit filed on behalf of clients seeking damages resulting from product defects.

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

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2007	As of and for the Year Ended December 31, 2006
	(dollars in thousands)
Average loans outstanding	$943,048	$840,330

Total loans outstanding at end of period	$1,030,133	$908,368

Allowance for loan losses at beginning of period	$9,056	$8,719
Charge-offs:
Commercial:
Commercial	(42)	(1,488)
Commercial real estate	—	—
Real estate construction	—	—

Total commercial	(42)	(1,488)

Consumer:
Residential real estate	(840)	(210)
Home equity lines	(35)	(236)
Consumer installment—indirect	(602)	(1,362)
Consumer other	(181)	(558)

Total consumer	(1,658)	(2,366)

Total charge-offs	(1,700)	(3,854)

Recoveries:
Commercial:
Commercial	6	—
Commercial real estate	—	—
Real estate construction	—	—

Total commercial	6	—

Consumer:
Residential real estate	190	187
Home equity lines	43	1
Consumer installment—indirect	185	405
Consumer other	78	107

Total consumer	496	700

Total recoveries	502	700

Net charge-offs	(1,198)	(3,154)

Provision for loan losses	2,853	3,491

Allowance for loan losses at end of period	$10,711	$9,056

Ratio of net charge-offs to average loans	0.17%	0.38%
Ratio of allowance for loan losses to period end loans	1.04	1.00
Ratio of allowance for loan losses to nonperforming loans	122.36	95.26

Deposits

Our deposits averaged $1.0 billion for the nine months ended September 30, 2007 and $882.6 million for the year ended December 31, 2006. As of September 30, 2007, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $822.7 million, or 79.7%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 20.3% of total deposits. As of September 30, 2007, total deposits increased $1.4 million, or 0.1%, to $1.0 billion compared with total deposits of $1.0 billion as of December 31, 2006.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30, 2007		Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$107,965	—%	$87,788	—%
Interest checking	173,671	3.01	168,881	2.50
Money market and savings	344,978	4.34	264,219	3.96
Time deposits less than $100,000	171,858	4.85	171,390	4.23

Core deposits	798,472	3.57	692,278	3.17

Time deposits $100,000 and greater	189,983	5.03	176,461	4.49
Brokered deposits	12,813	4.56	13,842	4.80

Total deposits	$1,001,268	3.86%	$882,581	3.46%

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We utilize borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically advances from the FHLB, which have terms ranging from overnight to several years. All borrowings from the FHLB are collateralized by investment securities or first mortgage loans. Additionally, we borrow from other financial institutions using investment securities as collateral and have issued junior subordinated debentures to subsidiary trusts.

Our borrowings and repurchase agreements were $166.4 million as of September 30, 2007. The outstanding balance as of September 30, 2007 includes $120.0 million in long-term advances and $46.1 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings. Additionally, we had $293,000 in notes payable related to the acquisition of Town & Country Insurance Agency.

We decreased our borrowings and repurchase agreements $5.4 million, or 3.1%, to $166.4 million as of September 30, 2007 from $171.7 million as of December 31, 2006. The decrease was due primarily to reduced funding requirements resulting from our securities sales.

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

The following table summarizes our two issues of junior subordinated debentures outstanding as of September 30, 2007:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of September 30, 2007	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	8.64%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

Shareholders’ Equity

Shareholders’ equity increased $49.8 million, or 47.1%, to $155.4 million as of September 30, 2007 compared with shareholders’ equity and puttable common stock of $105.7 million as of December 31, 2006, primarily due to our initial public offering and net earnings. The puttable common stock was reclassified to shareholders’ equity on March 30, 2007 as a result of the termination of the put agreement to which the shares were subject.

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

Each of the federal bank regulatory agencies has established minimum capital adequacy and leverage capital requirements for banking organizations. Since the conversion of Encore Bank to a national bank on March 30, 2007, Encore Bank is subject to the capital adequacy requirements of the Office of the Comptroller of the Currency (OCC) and we, as a bank holding company, are subject to the capital adequacy requirements of the Federal Reserve. As of September 30, 2007, Encore Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, Encore Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the table below. There are no conditions or events since that notification that we believe have changed Encore Bank’s capital position. We intend that Encore Bank will maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the OCC.

The following table presents capital amounts and ratios for us and Encore Bank as of September 30, 2007:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$141,156	10.71%	$52,699	4.00%	N/A	N/A
Tier 1 risk-based	141,156	14.20	39,762	4.00	N/A	N/A
Total risked-based	151,867	15.28	79,524	8.00	N/A	N/A

Encore Bank, N.A.
Leverage (1)	$107,658	8.14%	$52,894	4.00%	$66,118	5.00%
Tier 1 risk-based	107,658	10.85	39,699	4.00	59,549	6.00
Total risked-based	118,369	11.93	79,398	8.00	99,248	10.00

(1)	As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.28% as of December 31, 2007 and at least 7.75% as of December 31, 2008.

In July 2007, we completed our initial public offering of 1,904,761 shares of our common stock at $21.00 per share. In August 2007, our underwriters exercised their over-allotment option for an additional 285,714 shares of our common stock, also at $21.00 per share. Net proceeds to the Company, including the over-allotment shares, were $41.7 million. Of the net proceeds, $10.0 million was contributed to the capital of Encore Bank to support anticipated balance sheet growth and the remainder will be used for general corporate purposes, including possible future acquisitions.

Recent Development

Effective October 1, 2007, Encore Bank’s Executive Vice President and Chief Credit Officer, John Fields, resigned from his position. Mr. Fields has been with Encore Bank since 2000 and has served in his current position since that time.

To ensure continuity of our strong credit culture as well as adherence to credit policies and practices, the duties of Chief Credit Officer have been assumed on an interim basis by Chairman and CEO, James D’Agostino, until a permanent replacement is named. In addition, Jim Riley, an experienced banker, who joined the bank in March 2007 as a credit consultant, will continue to support credit administration.

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

(b) Changes in Internal Control over Financial Reporting

During the third quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors

In addition to the information contained in this report, you should consider the factors discussed under the heading “Risk Factors” in our Prospectus dated July 17, 2007, which was filed with the SEC on July 18, 2007 under Rule 424(b) under the Securities Act of 1933, as amended. There have been no material changes in our Risk Factors from those disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-142735) (“Form S-1”)).

3.2	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to Form S-1).

3.3	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to Form S-1).

4.1	Form of certificate representing shares of Encore Bancshares, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to Form S-1).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

November 9, 2007	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer and President

November 9, 2007	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer