Form 10-K
period 2007-12-31
Encore Bancshares Inc
filed 2008-03-14
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specific in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 787-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value as of February 29, 2008 of the shares of common stock held by non-affiliates of the registrant was approximately $135.7 million based on the closing price of the common stock on such date. The registrant’s common stock first traded on the NASDAQ Global Market on July 17, 2007, and therefore, it was not publicly traded as of June 30, 2007 (the last business day of registrant’s most recently completed second quarter).

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of February 29, 2008 was 10,147,640.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2007, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

ENCORE BANCSHARES, INC.

		PART I.	Page
ITEM	1.	Business	3
ITEM	1A.	Risk Factors	21
ITEM	1B.	Unresolved Staff Comments	29
ITEM	2.	Properties	30
ITEM	3.	Legal Proceedings	31
ITEM	4.	Submission of Matters to a Vote of Security Holders	31

		PART II.
ITEM	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
ITEM	6.	Selected Consolidated Financial Data	33
ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	68
ITEM	8.	Financial Statements and Supplementary Data	68
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	68
ITEM	9A.	Controls and Procedures	68
ITEM	9B.	Other Information	69

		PART III.
ITEM	10.	Directors, Executive Officers and Corporate Governance	69
ITEM	11.	Executive Compensation	69
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
ITEM	13.	Certain Relationships and Related Transactions and Director Independence	69
ITEM	14.	Principal Accounting Fees and Services	69

		PART IV.
ITEM	15.	Exhibits and Financial Statement Schedules	70

SIGNATURES			73

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” in Item 7 of this report and other cautionary statements set forth elsewhere in this report.

General

Encore Bancshares, Inc. is a bank holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary Encore Bank, National Association (Encore Bank), 11 private client offices in the greater Houston area and six private client offices and two loan production offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas through Encore Trust, a division of Encore Bank, and Linscomb & Williams, Inc. (Linscomb & Williams) and Town & Country Insurance Agency, Inc. (Town & Country), subsidiaries of Encore Bank. Our principal executive office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas 77046, and our telephone number is (713) 787-3100.

Our website address is www.encorebank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Information contained on our website is not incorporated by reference into this annual report on Form 10-K and is not part of this or any other report.

History and Franchise Transformation

Encore Bank was founded as Guardian Savings and Loan of Dallas in 1928. In September 2000, our current Chief Executive Officer, James S. D’Agostino, Jr., led a group of primarily local Houston investors in our acquisition of Guardian for $8.0 million. At the closing of the acquisition, we recapitalized our company with $25.0 million. At the time of the acquisition, Guardian’s balance sheet was comprised primarily of investment securities and purchased loans funded principally by borrowings and certificates of deposit originated through brokers or our 24 branch offices in Atlanta, Boston, Kansas City and St. Louis, and one Houston location.

Starting in September 2000, our new management team took action to transform the bank by aligning its assets and liabilities with our business strategies. We changed the name of the bank to Encore Bank in September 2001. We targeted professional firms, privately-owned businesses, investors and affluent individuals as clients, and initiated our strategy of providing them with superior service in a “private banking” environment. In four separate transactions in the period from December 2001 to September 2003, we sold all 24 branches located outside our target markets, disposing of $674.9 million in deposits and $50.8 million in real estate. While divesting these branches, we established new private client offices in our target markets. By December 2003, we had opened nine new private client offices in Texas and southwest Florida. We also recruited new lending officers and began changing our asset mix, replacing lower yielding investment securities and purchased mortgage loans with our own higher yielding originated loans. On the liability side, we actively solicited deposits, replacing brokered deposits with core deposits. We now have 17 private client offices in our target markets. As of December 31, 2007, originated loans constituted 87.0% of our loan portfolio and core deposits constituted 79.2% of our total deposits.

In addition to building out our core banking platform, we have also completed and integrated the following series of acquisitions to add wealth management and insurance services to our product offering:

Insurance. On April 30, 2004, we acquired Town & Country. The agency, with offices in Houston and Galveston and over 9,000 clients, sells property and casualty insurance and is one of the largest independent agencies in the Houston area and has a clientele that matches our target demographic. On January 1, 2005, Town & Country purchased certain assets and assumed certain liabilities of the Bumstead Insurance Agency, further enhancing the agency’s penetration of affluent households.

Trust. On March 31, 2005, we acquired National Fiduciary Services, N.A. and renamed the entity Encore Trust Company, N.A.,which subsequently became a division of Encore Bank (Encore Trust) as of June 30, 2007. Encore Trust provides personal trust services in the greater Houston metropolitan area, Dallas and Austin, Texas. As of December 31, 2007, Encore Trust had $876.4 million in assets under management.

Investment Management and Financial Planning. On August 31, 2005, we acquired Linscomb & Williams, an investment management and financial planning firm based in Houston. With over 30 years of experience, Linscomb & Williams is, in the opinion of management, one of Houston’s largest and most respected financial planning firms. As of December 31, 2007, Linscomb & Williams had $1.9 billion in assets under management.

Business Strategies

We intend to use the platform we have built and the following strategies in an effort to continue to grow loans and deposits and improve profitability.

Optimize our deposit mix. Increasing personal and business checking (noninterest and interest checking, or transaction deposits) is key to our strategy of decreasing our funding costs and continuing to increase our net interest margin from 2.74% for the year ended December 31, 2007. We have increased our business demand deposits, which has resulted largely from our continued growth in lending to privately-owned businesses and professional firms and our offering of cash management services. We have increased our transaction deposits to $285.9 million, or 27.5% of total deposits, as of December 31, 2007 from $116.2 million, or 15.6% of total deposits, as of December 31, 2003, a compounded annual growth rate of 25.2%. Also contributing to the reduction in our funding costs is the increase in our core deposits, which consist of transaction deposits, money market and savings accounts and time deposits less than $100,000. As of December 31, 2007, core deposits represented 79.2% of total deposits.

Continue to increase loan originations. We believe our seasoned team of commercial lenders can continue to grow commercial loans organically to replace purchased mortgages as they are paid down. From 2003 through December 31, 2007, we have increased our total originated loans by $722.7 million, a compounded annual growth rate of 42.5%, and our total commercial loans by $388.6 million, a compounded annual growth rate of 44.2%.

Expand wealth management and insurance businesses. We believe that our ability to offer sophisticated wealth management products and services within a high-touch community bank framework gives us a competitive advantage and an avenue for growth. Our assets under management increased from $2.2 billion as of December 31, 2005 to $2.8 billion as of December 31, 2007. Revenues from our wealth management group comprised 56.7% of 2007 noninterest income while our insurance group contributed 19.5% of our noninterest income. Our ratio of noninterest income to total revenue for the year ended December 31, 2007 was 47.54%.

Leverage our infrastructure. Over the past several years, we have made significant investments in our private client offices, people and technology. Since most of our offices are relatively new, we believe the platform is in place for significant growth with minimal additional expense. In fact, eight of our 17 private client offices were opened in the last four years.

Acquire compatible banks and financial services companies. Having successfully integrated our recent wealth management and insurance acquisitions, we plan to pursue select acquisitions related to expanding our banking, wealth management and insurance capabilities. We will focus on targets within our existing footprint or other attractive markets with significant core deposits and/or a potential client base compatible with our operating philosophy.

Operating Philosophy

We focus on providing our banking, wealth management and insurance products and services to professional firms, privately-owned businesses, investors and affluent individuals. These clients include attorneys, doctors and other professionals, real estate developers, executives, entrepreneurs, high net worth families, and their business interests. Our individual clients generally have a net worth of between $500,000 and $20 million. We offer a broad array of products and services tailored to the objectives of our target clients, ranging from checking accounts to state-of-the-art cash management to real estate loans to sophisticated financial and estate planning, all within a high-touch community bank framework.

Our clients are served by a private banker or relationship manager who understands each client’s financial needs and offers products and services designed to meet those needs. Our private bankers and relationship managers are able to offer traditional banking services and to collaborate with investment management, financial planning, trust and insurance specialists in our subsidiaries to meet our clients’ financial needs.

Banking Services

Lending Activities

We specialize in lending to professional firms, privately-owned businesses, investors and affluent individuals. The types of loans we make to businesses include commercial loans, commercial real estate loans, real estate construction loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. We focus our lending efforts on commercial-related loans because they are generally higher yielding and often generate a deposit relationship. These loans are primarily originated in our target markets. The types of loans we make to individuals include residential mortgage loans and mortgage loans on investment and vacation properties, unsecured and secured personal lines of credit, home equity lines of credit and overdraft protection.

In connection with our transformation, we purchased residential real estate loans and consumer loans in order to build our loan portfolio and leverage our capital. During the last several years, we have been replacing these purchased loans with our own originated loans. The following table sets forth, as of the dates indicated, the balance of loans we originated and purchased:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Originated loans	$954,140	$751,802	$606,907	$388,798	$231,446
Purchased loans	143,128	156,566	201,297	271,896	386,335

Total loans	$1,097,268	$908,368	$808,204	$660,694	$617,781

Originated loans to total loans	87.0%	82.8%	75.1%	58.8%	37.5%

The following is a discussion of our major types of lending:

Commercial Loans

Our commercial loans are primarily made within our market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, we take as collateral a lien on accounts receivable, inventory, equipment, or other assets owned by the borrower and obtain the personal guaranty of the business owner. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk derives from the expectation that commercial loans generally will be serviced principally from the operation of the business, which may not be successful, and from the type of collateral securing these loans. Generally, historical trends have shown these types of loans to have higher delinquencies than loans collateralized by real estate. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

Underwriting commercial loans focuses on an analysis of cash flow, including primary and secondary sources of repayment, and the stability of the underlying business which provides the cash flow stream for debt service. Coupled with this analysis is an assessment of the financial strength of the guarantor, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions, industry trends and the collateral securing the loan. We require a first lien position in all collateral and the loan to value ratio of commercial loans varies based on the collateral securing the loan. Generally, loans collateralized by accounts receivable are financed at 50% to 80% of accounts receivable less than 90 days past due. Loans collateralized by inventory will be made at 50% to 80% of the inventory value. We offer a broad range of short- to medium-term commercial loans that generally have floating interest rates. As of December 31, 2007, we had $127.6 million in commercial loans, which represented 11.6% of our total loans.

Included in commercial loans as of December 31, 2007 are $36.4 million in loans to law firms which are generally made to fund case expenses and which are collateralized by the anticipated fees to be received in pending cases. We require that the amount of anticipated fees be several times greater than the amount of the loan. We also require personal guarantees of the principals of the law firm. These loans represent 28.5% of total commercial loans and 3.3% of total loans, and are our largest concentration within our commercial loans.

Commercial Real Estate Loans

In addition to commercial loans, we originate commercial real estate mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing.

Our commercial real estate loans are generally secured by first liens on real estate and, if rental property, an assignment of the lease, have fixed or floating interest rates and amortize over a 10- to 25-year period with balloon payments due at the end of one to ten years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans.

In underwriting commercial real estate loans, we seek to minimize the risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions and industry trends. Our policies require us to visit properties on an annual basis, but our practice is to conduct more frequent visits of properties if possible. Generally, we will originate commercial real estate loans in an amount up to 80% of the value of improved property, up to 65% of the value of raw land and up to 75% of the value of land to be acquired and developed. As of December 31, 2007, we had $277.0 million in commercial real estate loans, which represented 25.3% of our total loans.

Residential Real Estate Loans

Our lending activities also include the origination of first and second lien residential real estate loans that we consider to be predominately prime, collateralized by residential real estate that is located primarily in our market areas. We offer a variety of mortgage loan products which generally are amortized over 15 to 30 years. We originate second mortgage loans through a network of brokers, primarily in the Houston, Dallas and Austin, Texas markets.

Our first lien residential real estate loans are collateralized by 1-4 family residential real estate and generally have been originated in amounts of no more than 90% of appraised value, with most being jumbo adjustable rate mortgages. We sell most of our first lien residential real estate loans, although we generally elect to keep for our own account loans that are nonconforming with an adjustable rate that adjusts within a period of not more than five years and made to a client who has a relationship with us or the potential for a relationship. We retain a valid lien on real estate and obtain a title insurance policy that insures that the property is free of encumbrances. We also require hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by the Department of Housing and Urban Development, we require flood insurance. We offer the option to borrowers to advance funds on a monthly basis from which we make disbursements for items such as real estate taxes, private mortgage insurance and hazard insurance.

Our second lien residential real estate loans are collateralized by 1-4 family residential real estate, located primarily in the Texas markets of Houston, Dallas and Austin. These loans are predominantly prime and used as supplemental funding in the purchase of a home. Though these loans represent a second lien position on the collateral, we generally underwrite these loans with full documentation and an average combined loan to value of less than 90%. Historically, until the third quarter of 2007, we sold most of our second mortgage loans into the secondary market within 60 days of production, but as a result of the recent disruption in the mortgage market, have elected to retain them in our loan portfolio. When the market for these loans improves, we anticipate that we will resume sales into the secondary market.

For the year ended December 31, 2007, we originated $385.7 million in residential real estate loans, sold $230.1 million in such loans and recognized $4.9 million in gains on such sales.

Since 2000, we purchased residential mortgage loans serviced by others in order to build our loan portfolio and leverage our capital. We have not purchased any loans with evidence of deterioration of credit quality for which it was probable, at acquisition date, that we would be unable to collect all contractually required payments. Other than in certain circumstances, including to meet certain regulatory requirements, we do not intend to purchase such loans in the future, as it is inconsistent with our goal of developing client relationships. As of December 31, 2007, we had $142.5 million in purchased residential real estate loans, which represented 30.5% of our residential real estate loans.

As of December 31, 2007, our residential real estate loan portfolio was $466.9 million, which represented 42.5% of our total loans. Of this amount, $74.9 million is repriceable in one year or less and an additional $129.3 million is repriceable in greater than one year to five years.

Real Estate Construction Loans

We make loans to finance the construction of residential properties to clients with a relationship with us or the potential of a relationship. We also make construction loans to custom high-end home builders who operate in the markets where our clients are located, and to a limited extent, to finance commercial properties. Substantially all of our residential construction loans are originated in our Houston market. Real estate construction loans generally are secured by first liens on real estate and have floating interest rates. We employ a third party construction inspector to make regular inspections prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above under Commercial Real Estate Loans are also used in our construction lending activities. Real estate construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is typically dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

As of December 31, 2007, real estate construction loans totaled $101.0 million, which represented 9.2% of our total loans. Of this total, $37.0 million in real estate construction loans were to finance residential construction with an identified purchaser, $25.8 million were to finance residential construction with no identified purchaser and $38.2 million were to finance commercial construction.

Consumer Loans

From 2002 through 2005, we originated indirect automobile and boat loans. We eliminated this lending function in the third quarter of 2005, as this type of lending was not consistent with our goal of developing client relationships. As of December 31, 2007, we had $25.3 million in consumer installment-indirect loans, which represented 2.3% of our total loans.

Substantially all of our other consumer loan origination function exists to support client relationships. We provide a variety of consumer loans, including automobile loans, personal loans and lines of credit (secured and unsecured) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and size of the loan.

Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2007, we had $20.4 million in other consumer loans, excluding indirect automobile and boat loans, which represented 1.9% of our total loans.

Underwriting Strategy

While Encore Bank’s legal lending limit for loans to one borrower as of December 31, 2007 was $16.5 million, we generally operate within an internal lending guideline equal to less than half of our legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loans with relationships over the lending authority of the account officer up to $2.5 million that conform to policy must be approved by a regional loan committee in Houston or Florida chaired by the respective head of the regional banking group. Loans that either have a total relationship exceeding $2.5 million or do not conform to policy must be approved by the senior loan committee, which includes our Chief Executive Officer, Chief Financial Officer and senior loan officers, and loans with a total relationship exceeding $7.5 million must be approved by the board of directors of Encore Bank.

Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. When making consumer loans, we use standard credit scoring systems to assess the credit risk of consumers. Our loan committees generally meet three times weekly to evaluate applications for new and renewed loans, or modifications to loans, in which the loan relationship is above an individual loan officer’s approval authority. Our strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:

•	knowing our clients;

•	granting loans on sound and collectible basis;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining our targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and

•	ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.

Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes regular credit examinations and management reviews of loans exhibiting deterioration in credit quality. In addition, a third party loan review is performed approximately three times annually to identify problem assets. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. A quarterly review of potential problem loans and the allowance for loan losses is conducted by Encore Bank’s asset classification committee, which reviews credit concerns and reports to the board of directors.

Deposit Products and Other Sources of Funds

Our primary sources of funds for use in our lending and investing activities consist of deposits, maturities and principal and interest payments on loans and securities and other borrowings. We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be most cost effective and consistent with our asset and liability management policies.

Deposits

Deposits are our principal source of funds for use in lending and for other general business purposes. We provide checking, savings, money market accounts, time deposits ranging from 90 days to five years and individual retirement accounts. For businesses, we provide a range of cash management products and services. As of December 31, 2007, core deposits (which consist of noninterest-bearing deposits, interest checking, money markets, savings and time deposits less than $100,000) were $824.8 million, or 79.2% of total deposits, while time deposits $100,000 and greater and brokered deposits made up 20.8% of total deposits. We attempt to price our deposit products in order to promote core deposit growth and maintain our liquidity requirements in order to satisfy client needs.

In connection with our transformation, we disposed of deposits and branches outside our target markets and actively solicited deposits within our target markets, replacing brokered deposits with core deposits. The following table sets forth, as of the dates indicated, the amount of our deposits held by clients located inside and outside our market areas:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Houston and Florida deposits	$1,026,766	$1,021,845	$806,412	$678,502	$566,797
Other deposits (1)	14,608	8,966	8,662	50,826	176,337

Total deposits	$1,041,374	$1,030,811	$815,074	$729,328	$743,134

Houston and Florida deposits to total deposits	98.6%	99.1%	98.9%	93.0%	76.3%

(1)	Includes brokered certificates of deposit.

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We borrow from the Federal Home Loan Bank of Dallas (FHLB) pursuant to a blanket lien based on the value of our loans and securities. These borrowings provide a cost effective alternative in a competitive deposit market. As of December 31, 2007, we had $95.0 million in long-term borrowings from the FHLB with remaining maturity of greater than one year, although they have various call dates prior to the maturity date, and $25.0 million in short-term borrowings from the FHLB with remaining maturity of one year or less.

We also obtain other overnight borrowed funds under arrangements with certain clients and investment banks whereby investment securities are sold under an agreement to repurchase the next business day. These borrowing arrangements are collateralized by pledging applicable investment securities. The borrowing costs of these arrangements are priced lower than the daily Federal funds rate. As of December 31, 2007, we had $53.1 million in repurchase agreements.

In addition, we have raised additional regulatory capital through the issuance of junior subordinated debentures in connection with trust preferred securities issuances by separate non-consolidated statutory trust subsidiaries in September 2003 and April 2007.

Wealth Management Services

We provide a wide variety of wealth management services to our clients through our subsidiary, Linscomb & Williams, and the trust division of Encore Bank, Encore Trust, which we manage as one segment. As of December 31, 2007, we had $2.8 billion in assets under management in our wealth management group.

Linscomb & Williams

Linscomb & Williams is an investment management and financial planning firm that operates primarily in the Houston market. Linscomb & Williams provides fee-based financial planning services for clients and investment management services for a quarterly management fee based on the value of assets in the account. The majority of Linscomb & Williams’ fees originate from investment management services. Linscomb & Williams has been in Houston for over 30 years and all of the senior staff from the firm have remained with our company after we acquired it in August 2005. As of December 31, 2007, Linscomb & Williams had $1.9 billion in assets under management.

Through Linscomb & Williams, we offer personal financial planning based on a comprehensive review and coordination of a client’s financial situation and objectives that may include asset preservation/protection, employee benefits, estate planning, investments and asset allocation, retirement planning, risk management and insurance and tax planning. We also assist our clients in preparing for special situations by offering financial planning tailored to specific situations such as charitable giving, death of a spouse, divorce, education funding, executive benefits/stock options, inheritance, legal settlements, long-term care, retirement plan distributions and wealth transfer. Additionally, we provide financial services for businesses through financial counseling for employees, financial planning for executives and financial workshops for employees.

Our investment management services include comprehensive investment planning and implementation for individual and business clients including understanding client objectives and risk tolerance, developing appropriate asset allocation, selecting and implementing specific investments, regular reviewing and monitoring of client portfolios and providing regular market comments, comprehensive quarterly reports and attentive servicing of each client’s needs. For discretionary investment management services, we charge a quarterly management fee in arrears, which is generally determined on a sliding scale based on the portfolio value.

We also provide investment consulting services to individuals, companies and qualified retirement plans, which may include assistance in developing a written statement of investment policy to provide guidance on asset allocation, asset allocation studies, assistance with money manager searches and/or mutual fund selection, manager and/or mutual fund performance measurement and/or portfolio monitoring, review of portfolio allocation and construction and assistance with programs of employee investment education for firms sponsoring participant-directed retirement plans.

Encore Bank’s Trust Division

Encore Trust became a division of Encore Bank as of June 30, 2007 in connection with the merger of Encore Bank with Encore Trust Company, N.A. Prior to this merger, Encore Trust Company, N.A. was a subsidiary of Encore Bank. Encore Trust provides trust services primarily to individuals in Houston, Austin and Dallas. The personal trust business focuses primarily on the Houston market to service the needs of individuals. We also administer court-appointed trusts on behalf of individuals in Houston, Austin and Dallas who receive monetary awards. As of December 31, 2007, Encore Trust had $876.4 million in assets under management.

We deliver trust services to individuals under the supervision of trust professionals. Our level of involvement—from full management to specific assistance—is based on our client’s needs, the type of trust established and the responsibilities assigned in the trust agreement. Our trust officers possess an average of 25 years of trust experience, which enables them to provide prudent and efficient management of trust assets in administering complex financial holdings. We administer personal trusts, assist with estate trust administration, handle charitable trust and foundation needs and manage employee retirement assets in retirement programs, such as profit sharing plans, defined benefit plans, money purchase plans, individual retirement plans and non-qualified retirement trusts for employee benefit trusts.

We also provide management of judgment or settlement awards for minors or incapacitated persons. We handle Section 142 Trusts, Section 867 Trusts, Special Needs Trusts, 468b Qualified Settlement Fund Trusts and U.S. Government Periodic Payment Trusts, which offer alternatives to registries of the court, annuities and guardianships. While the company we acquired and made a division of Encore Bank known as Encore Trust has been in business for over 50 years, approximately ten years ago the company created a special team to focus specifically on court trust business. Court-created trusts benefit clients by providing the flexibility to adapt the administration of the trust to the needs of our clients, as those needs change, protecting assets to balance near and long-term needs, allowing distributions without court expense, providing professional money management, creating a competitive return on investment, safeguarding against inflation, providing accurate trust accounting, allowing the ability to adjust to market conditions, avoiding liability and malpractice issues and having the balance of principal returned at the trust end, unlike the payout system of annuities.

Insurance

We offer a wide variety of personal and commercial property and casualty insurance products through our insurance agency, Town & Country. With offices in Houston, Galveston and, most recently, Fort Worth, Town & Country has been providing personal and commercial insurance for almost 40 years. As of December 31, 2007, we had over 9,000 insurance clients and were one of the largest independent insurance brokerage companies in the Houston metropolitan area. Town & Country provides commercial, personal, and life and health insurance for businesses and individuals through a staff of 36 licensed and experienced insurance professionals. Our independent insurance professionals can help clients select the coverage and price best suited to their particular needs. In addition to home, auto, business and life insurance, we also offer condominium and renters insurance, fine art coverage, personal umbrella policies and boat insurance. Our business coverages include medical and legal professional liability, director and officer, fleet, worker compensation, property, liability and energy policies. Our insurance partners include AIG, Chubb Group of Insurance Companies, Fidelity National Financial, Hanover Insurance, Progressive, Texas Mutual Insurance Company, Travelers, The Hartford and Zurich Insurance and have access to London and Bermuda markets through third party partners.

Competition

The banking, wealth management and insurance businesses are highly competitive, and our profitability depends principally on our ability to compete in the market areas in which we are located. In our banking business, we experience substantial competition in attracting and retaining deposits and in making loans. The primary factors we encounter in competing for deposits are convenient office locations and rates offered. Direct competition for deposits comes from other commercial banks and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among other things, the interest rate, loan origination fees and the range of services offered. Competition for commercial real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers and mortgage brokers, and insurance companies. We believe that we have been able to compete effectively with other financial institutions by emphasizing client service, by establishing long-term relationships and building client loyalty, and by providing products and services designed to address the specific needs of our clients.

Our senior management reviews rate surveys weekly to ensure that we are consistently offering competitive rates. The financial institutions included in the surveys are located in our market areas and were selected based on their asset size, branch network and their consistent advertisement of similar products. We also survey the top ten mortgage lenders in each market to ensure that our rates are competitive. In addition, newspapers we advertise in are monitored weekly to review the competition’s advertising for both deposit and loan products.

Our loan and deposit rates are set by region, which enables us to respond timely to the local market conditions. We closely monitor competitor responses regarding our rates and product types to ensure that we are emphasizing the most effective products and utilizing the most efficient rates in each market. Ultimately, we seek to balance the rate levels in each region to achieve the appropriate overall target cost of funds.

In providing wealth management services, we compete with a wide variety of firms including national and regional investment management and financial planning firms, broker-dealers, accounting firms, trust companies and law firms. Many of these companies have greater resources and may already have relationships with our clients in related product areas. We believe that our ability to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, price and investment performance. These factors are also the basis for competition in the insurance industry. With respect to our insurance business, some of Town & Country’s competitors are larger and have greater resources than we do and operate on an international scale. We are also in competition with insurance companies that write insurance directly for their customers as well as companies that provide self-insurance and other employer-sponsored programs.

Supervision and Regulation

The following is a summary description of the relevant laws, rules and regulations governing banks and bank holding companies and our wealth management and insurance subsidiaries. The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

General

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, and not for the protection of the bank holding company, shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds are introduced in Congress from time to time. Such legislation may change banking statutes and our operating environment and that of our banking subsidiary in substantial and unpredictable ways. In addition, the Texas state legislature from time to time considers legislation affecting insurance agencies operating in the state. We cannot determine the ultimate effect that any potential legislation, if enacted, or implemented regulations with respect thereto, would have upon the financial condition or results of operations of us or our subsidiaries.

Encore Bancshares, Inc.

On March 30, 2007, we converted from a thrift holding company to a bank holding company and registered with the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended (BHCA). Our conversion was accomplished in connection with the conversion of Encore Bank from a federal savings association to a national bank. Accordingly, we are subject to supervision, regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength. We are regarded as a legal entity separate and distinct from Encore Bank. The principal source of our revenue is dividends received from Encore Bank. As described in more detail below, federal law places limitations on the amount that national banks may pay in dividends, which Encore Bank must adhere to when paying dividends to us. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.

Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among other things, numerous services and functions performed in connection with lending, investing and financial counseling and tax planning. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated many of the historical barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2007, our ratio of Tier 1 capital to total risk-weighted assets was 13.59% and our ratio of total capital to total risk-weighted assets was 14.65%.

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2007, our leverage ratio was 10.47%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take prompt corrective action to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring control of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as us, would, under the circumstances set forth in the presumption, constitute acquisition of control of our company.

In addition, any entity is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding common stock, or otherwise obtaining control or a controlling influence over us.

Encore Bank

On March 30, 2007, Encore Bank converted from a federal savings association to a national bank. As a national banking association, the deposits of Encore Bank are insured by the DIF of the FDIC. Encore Bank’s primary regulator is the Office of the Comptroller of the Currency (OCC). By virtue of the insurance of its deposits, however, Encore Bank is also subject to supervision and regulation by the FDIC. In addition, because Encore Bank is also a member of the Federal Reserve System, it is subject to regulation pursuant to the Federal Reserve Act. Such supervision and regulation subjects Encore Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the OCC. Because the Federal Reserve regulates us as a holding company parent of Encore Bank, the Federal Reserve’s supervisory authority over us directly affects Encore Bank.

Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a Community Reinvestment Act (CRA) rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless that bank has a CRA rating of satisfactory or better. Currently, Encore Bank has a CRA rating of satisfactory.

Branching. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Restrictions on Transactions with Affiliates and Insiders. Transactions between Encore Bank and its non-banking affiliates, including us, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with that bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by our securities or obligations of our non-banking subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by Encore Bank have provided a substantial part of our operating funds and for the foreseeable future it is anticipated that dividends paid by Encore Bank to us will continue to be our principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by Encore Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2007, Encore Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by that bank in any calendar year exceeds the total of that bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, Encore Bank cannot pay a dividend if, after paying the dividend, it will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though Encore Bank would continue to meet its capital requirements after the dividend.

Because we are a legal entity separate and distinct from our subsidiaries, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, arising as a result of their status as shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.

Examinations. The OCC periodically examines and evaluates insured banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with accounting principles generally accepted in the U.S., management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the OCC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of $3 billion or more, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that independent audit committees, consisting of outside directors only, be formed. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large clients.

Capital Adequacy Requirements. Similar to the Federal Reserve’s requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2007, Encore Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.47% and its ratio of total capital to total risk-weighted assets was 11.53%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2007, Encore Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.01%. As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank meet certain additional capital requirements. Specifically, as of December 31, 2007, Encore Bank was required to have a leverage ratio of at least 7.28% and as of December 31, 2008, Encore Bank is required to have a leverage ratio of at least 7.75%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take prompt corrective action with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if that bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations authorize broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution’s capital decreases, the OCC’s enforcement powers increase. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The OCC has only limited discretion in dealing with a critically undercapitalized institution and is required to undertake stringent measures to protect the interests of deposits and the federal deposit insurance fund, which depending on the circumstances, could include the appointment of a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments. Encore Bank must pay assessments to the FDIC for deposit insurance protection. The FDIC maintains the DIF by designating a reserve ratio between a range of 1.15% to 1.50%. If the reserve ratio falls below 1.15%, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years. If the reserve ratio exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%. The FDIC declares a 50% dividend when the reserve ratio reaches 1.35% and a 100% dividend when the reserve ratio reaches above 1.50%. The designated reserve ratio is currently set at 1.25%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Under a risk-based assessment system required by the FDICIA, FDIC-insured depository institutions pay quarterly insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to regulators. An institution’s risk assignment includes assignment to Risk Category I, II, III, or IV, and, within Risk Category I, assignment to an assessment rate or rates.

Assessment rates range from 5 to 7 basis points for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. Institutions with $1 billion or more in assets have its assessment base determined using average daily balances, as opposed to utilizing quarter-end balances. Institutions with less than $1 billion in assets have the option of continuing to use quarter-end balances to determine their assessment bases. Assessments are paid quarterly by all institutions and are based upon the assessment base that an institution reports at the end of that quarter. Risk assessments remain in effect for future assessment periods until changed by the FDIC.

Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject us or our banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.

Brokered Deposit Restrictions. Adequately capitalized institutions (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. Under the Community Reinvestment Act as implemented by Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Encore Bank received a satisfactory rating in meeting community credit needs under the CRA in our most recent examination for CRA performance.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, Encore Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to such clients. Encore Bank must comply with all applicable provisions of these consumer protection laws and regulations as part of its ongoing compliance and client relations programs.

Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act imposes new requirements on financial institutions with respect to client privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of client information to non-affiliated third parties unless the client has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to clients annually. Financial institutions, however, will be required to comply with state law if it is more protective of client privacy than the

Gramm-Leach-Bliley Act. The privacy provisions became effective on July 1, 2002. The Gramm-Leach-Bliley Act contains a variety of other provisions including a prohibition against ATM surcharges unless the client has first been provided notice of the imposition and amount of the fee.

Anti-Money Laundering and Anti-Terrorism Legislation. Congress enacted the Bank Secrecy Act of 1970 (BSA) to require financial institutions, including us and Encore Bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things, (1) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (2) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (3) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (4) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

Title III of the Patriot Act (Patriot Act) amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the Patriot Act requires all financial institutions, including us, Encore Bank and our nonbanking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The Patriot Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. We have adopted policies, procedures and controls designed to comply with the BSA and the Patriot Act.

The Department of the Treasury’s Office of Foreign Asset Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including us and Encore Bank and our nonbanking affiliates and subsidiaries, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, we and Encore Bank and our nonbanking affiliates and subsidiaries restrict transactions with certain targeted countries except as permitted by OFAC.

Regulation of Nonbanking Subsidiaries

Linscomb & Williams. Linscomb & Williams is a Texas corporation and an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940. Under the Investment Advisers Act, an investment adviser is subject to supervision and inspection by the SEC. A significant element of supervision under the Investment Advisers Act is the requirement to make significant disclosures to the public under Part II of Form ADV of the adviser’s services and fees, the qualifications of its associated persons, financial difficulties and potential conflicts of interests. An investment adviser must keep extensive books and records, including all customer agreements, communications with clients, orders placed and proprietary trading by the adviser or any advisory representative.

Town & Country. Town & Country is a Texas corporation licensed to sell insurance policies in the State of Texas by the Texas Department of Insurance. The Texas Insurance Code provides that licensed agents are subject to regulation requirements of the Texas Department of Insurance. The requirements include maintaining books and records and continuing education.

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings of us and those of our subsidiaries cannot be predicted.

Employees

As of December 31, 2007, we had 309 full-time employees. Management considers our relations with employees to be good. Neither we nor Encore Bank or any of its subsidiaries are a party to any collective bargaining agreement.

Item 1A. Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that we believe affect our business and an investment in the common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this annual report on Form 10-K were to occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose all or part of your investment.

Risks Associated With Our Business

If we are unable to continue to transform our balance sheet by originating loans and growing core deposits and if our strategic decision to open a number of new private client offices and offer wealth management services and insurance products does not continue to generate new business, our business and earnings may be negatively affected.

We have transformed our balance sheet by replacing lower yielding investment securities and purchased mortgage loans with our own higher yielding originated loans. We have also rolled out a full line of deposit and cash management products, which has enabled us to replace brokered deposits with core deposits. In connection with this transformation, we have disposed of our out-of-market locations and expanded the number of private client offices we operate in attractive markets in Texas and southwest Florida. Additionally, we have made strategic acquisitions enabling us to offer wealth management services and insurance products to our clients. Our ability to continue the growth of originated loans and core deposits depends, in part, upon our ability to leverage our current offices and infrastructure, successfully attract core deposits, identify attractive commercial lending opportunities and retain experienced lending officers. Our ability to continue to successfully execute our business plan requires effective planning and management implementation, which may be affected by factors outside of our control. If we are not able to attract significant business from our target markets, our business and earnings may be negatively affected.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates and legislation that could result in significant additional costs and capital requirements that could adversely affect our financial condition and results of operations.

Approximately 84.2% of our loan portfolio as of December 31, 2007 was comprised of loans collateralized by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

As of December 31, 2007, we had $101.0 million, or 9.2%, of our total loans in real estate construction loans. Of this amount, $37.0 million were made to finance residential construction with an identified purchaser and $25.8 million were made to finance residential construction with no identified purchaser. Substantially all of these loans are located in the Houston area. Further, $38.2 million of real estate construction loans were made to finance commercial construction, with approximately half of these loans made to finance construction projects located in Texas and half in southwest Florida. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If any of these risks were to occur, it could adversely affect our financial condition and results of operations.

In December 2006, banking regulators issued guidance regarding high concentrations of commercial and real estate construction loans within bank loan portfolios. The guidance requires institutions that exceed certain levels of real estate lending to maintain higher capital ratios than institutions with lower concentrations if they do not have appropriate risk management policies and practices in place. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

If we are unable to continue to originate residential real estate loans, our earnings could decline.

For the year ended December 31, 2007, we originated $385.7 million in residential real estate loans, which comprised 56.7% of our loan production for the year, sold $230.1 million in such loans and recognized $4.9 million in gains on such sales. For the year ended December 31, 2006, we originated $458.3 million in residential real estate loans, sold $381.4 million in such loans and recognized $9.6 million in gains on such sales. The amount of residential real estate loans originated in 2007 was less than the amount originated in 2006. If this trend continues and we are unable to continue to originate residential real estate loans at historical or greater levels, our total loan originations would be adversely affected, which could cause our earnings to decline. Historically, until the third quarter of 2007, we sold most of our second lien residential real estate loans into the secondary market within 60 days of production, and earned noninterest income from the sales of such loans. As a result of the recent disruption in the mortgage markets, we have elected to retain the second mortgage loans in our loan portfolio. We expect that a majority of the decrease in mortgage banking income will be replaced over time with net interest income earned on the second mortgage loans we retain, if we are able to continue to originate residential real estate loans at historical or greater levels. Our ability to continue to originate residential real estate loans at such levels may be impaired by adverse changes in local and regional economic conditions in our market areas, troubles in the real estate market that reduce buyers into the market, a rising interest rate environment or other factors beyond our control.

As a consequence of our efforts to transform our balance sheet over the last five years by originating new loans, in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. If our allowance for loan losses is not adequate to cover actual loan losses, our earnings will decrease.

As a consequence of our efforts to transform our balance sheet over the last five years, many of our loans have been made recently, and in those circumstances, there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. Over $950.6 million, or 86.6%, of our loan portfolio as of December 31, 2007 represents loans originated since the beginning of 2003 and $143.1 million, or 13.0%, of our loan portfolio represents purchased loans. As a lender, we are exposed to the risk that our loan clients may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover any loan losses inherent in the loan portfolio. In determining the size of the allowance, we rely on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for loan losses could cause our earnings to decrease. Due to the relatively unseasoned nature of our loan portfolio, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature.

In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further charge-offs, based on judgments different than those of our management. Any significant increase in our allowance for loan losses or charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Our profitability depends significantly on local economic conditions in the areas where our operations and loans are concentrated.

Our profitability depends on the general economic conditions in our primary markets in Texas and southwest Florida. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in the greater Houston area, including Harris, Ft. Bend and Montgomery counties, and southwest Florida, including Lee, Collier, Pinellas and Hillsborough counties. As of December 31, 2007, $538.5 million, or 63.7%, of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in Texas and $174.0 million, or 20.6%, of such loans (which includes $35.8 million in purchased loans) were made to borrowers in Florida. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in either of these regions is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If either of these regions experiences a downturn or a recession for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our banking operations.

The properties that we own and our foreclosed real estate assets could subject us to environmental risks and associated costs.

There is a risk that hazardous substances or wastes, contaminants, pollutants or other environmentally restricted substances could be discovered on our properties or our foreclosed assets (particularly in the case of real estate loans). In this event, we might be required to remove the substances from the affected properties or to engage in abatement procedures at our sole cost and expense. Besides being liable under applicable federal and state statutes for our own conduct, we may also be held liable under certain circumstances for actions of borrowers or other third parties with respect to property that collateralizes one or more of our loans or property that we own. Potential environmental liability could include the cost of remediation and also damages for any injuries caused to third-parties. We cannot assure you that the cost of removal or abatement will not substantially exceed the value of the affected properties or the loans secured by those properties, that we would have adequate remedies against prior owners or other responsible parties or that we would be able to resell the affected properties either prior to or following completion of any such removal or abatement procedures. If material environmental problems are discovered prior to foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced and, as a result, we may suffer a loss upon collection of the loan.

The small to medium-sized businesses we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us, and such impairment could materially harm our operating results.

We make loans to professional firms and privately-owned businesses that are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. Economic downturns and other events that negatively impact our target market could cause us to incur substantial credit losses that could materially harm our operating results.

Our banking business is subject to interest rate risk and fluctuations in interest rates may adversely affect our results of operations and financial condition.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

As of December 31, 2007, we were liability sensitive, meaning that our interest-bearing liabilities reprice more quickly than our interest-earning assets, so in the event of a sharp increase in interest rates, our net interest income will be affected negatively. Although our asset liability management strategy is designed to control our risk from changes in market interest rates, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.

For the year ended December 31, 2007, we received $17.5 million in fees from our wealth management business, which represented 56.7% of our total noninterest income. We derive our revenues from this business primarily from investment management fees based on assets under management and, to a lesser extent, fee-based financial planning services. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. A decline in the fair value of the assets under management caused by a decline in general economic conditions would decrease our wealth management fee income.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce our revenues and impair our growth in the following ways:

•	existing clients may withdraw funds from our wealth management business in favor of better performing products;

•	asset-based management fees could decline from a decrease in assets under management;

•	our ability to attract funds from existing and new clients might diminish; and

•	our wealth managers and investment advisors may depart, to join a competitor or otherwise.

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings.

Linscomb & Williams’ investment advisory contracts are subject to termination on short notice, and termination of a significant number of investment advisory contracts could have a material adverse impact on our revenues.

Linscomb & Williams derived 93.0% of its revenue for the year ended December 31, 2007 from investment advisory contracts with its clients. These contracts are typically terminable by clients without penalty upon relatively short notice (generally not more than 60 days). Our wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that Linscomb & Williams’ management will be able to retain all of their clients. If its clients terminate their investment advisory contracts, Linscomb & Williams, and consequently we, could lose a substantial portion of our revenues.

Our insurance agency’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could adversely affect our operations and revenues.

Our insurance agency subsidiary, Town & Country, is engaged in insurance agency and brokerage activities. For the year ended December 31, 2007, Town & Country received $5.9 million in commissions and fees, which represented 19.2% of our total noninterest income. Town & Country derives revenues primarily from commissions paid by the insurance underwriters on the sale of insurance products to clients. These commissions are highly dependent on the premiums charged by insurance underwriters, which historically have been cyclical in nature, vary by region and display a high degree of volatility based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within Town & Country’s control, include the capacity of insurance underwriters to place new business, non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability to consumers of alternative insurance products, such as government benefits and self-insurance plans.

Town & Country also receives contingent commissions, which are commissions paid by insurance underwriters based on profitability of the business, premium growth, total premium volume, or some combination of these factors. Town & Country generally receives these contingent commissions in the first and second quarters of each year. Due to the nature of these commissions, it is difficult for us to predict their payment. Increases in loss ratios experienced by insurance underwriters will result in a decreased profit to them and may result in decreases in the payment of contingent commissions to us.

Town & Country cannot predict the timing or extent of future changes in premiums and thus commissions. As a result, we cannot predict the effect that future premium rates will have on our operations. While increases in premium rates may result in revenue increases, decreases in premium rates may result in revenue decreases. These decreases may adversely affect our operations and revenues for the periods in which they occur.

Our business would be harmed if we lost the services of any of our senior management team and senior relationship bankers and are unable to recruit or retain suitable replacements.

We believe that our success to date and our prospects for future success in our banking, wealth management and insurance businesses depend significantly on the continued services and performance of our chief executive officer, James S. D’Agostino, Jr., and the other members of our senior management team. While we have granted restricted stock to, and have change in control agreements with, each of these persons, our ability to retain such officers may be hindered by the fact that we have not entered into employment or non-competition agreements with most of them. Therefore, they may terminate their employment with us at any time, and we could have difficulty replacing such officers with persons who are experienced in the specialized aspects of our business or who have ties to the communities within our primary market areas. The unexpected loss of services of any of these key officers could materially harm our business.

Our growth could be hindered unless we are able to recruit and retain qualified employees.

Competition for highly qualified employees in a number of industries, including the financial services industry, is intense in our market areas. Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated executives and employees at every level and, in particular, experienced loan officers and relationship managers. We expect to experience substantial competition in our endeavor to identify, hire and retain the top-quality employees that we believe are key to our future success. If we are unable to hire and retain qualified employees, we may not be able to grow our banking, wealth management and insurance franchise and successfully execute our business plan.

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision and changes in federal and local laws and regulations that could adversely affect our financial performance.

We and Encore Bank are subject to extensive regulation, supervision and examination by federal banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and Encore Bank and our respective operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations or the powers, authority and operations of Encore Bank, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on us.

Our wealth management subsidiary, Linscomb & Williams, is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The failure of Linscomb & Williams to comply with the Investment Advisers Act and regulations promulgated thereunder could cause the SEC to institute proceedings and impose sanctions for violations of this act, including censure, termination of an investment adviser’s registration, or prohibition to serve as adviser to funds registered with the SEC and could lead to litigation by investors in those funds or harm to our reputation, any of which could adversely affect our financial performance.

In addition, our insurance subsidiary, Town & Country, is subject to regulation by the Texas Department of Insurance. State insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect the financial performance of Town & Country, and hence, us.

We face strong competition with other financial institutions and financial service companies, which could adversely affect our results of operations and financial condition.

The banking, wealth management and insurance businesses are highly competitive, and our profitability depends heavily on our ability to compete in our markets with other financial institutions and financial service companies offering products and services at prices similar to those offered by us. In our banking business, we face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can offer. Some of our nonbank competitors are not subject to the same extensive regulations that govern us. To the extent that we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

In our wealth management and insurance businesses, we compete with national and regional investment management and financial planning firms, broker-dealers, accounting firms, trust companies and law firms. Many of these companies are more geographically diversified and have greater resources than we do. This competition in all of our businesses may reduce or limit our margins on banking services, reduce our market share, reduce our noninterest income and adversely affect our results of operations and financial condition.

An interruption in or breach in security of our information systems may result in a loss of client business and have an adverse effect on our results of operations and financial condition.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption or breach in security of these systems could result in failures or disruptions in our client relationship management, general ledger, deposits, servicing or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us. The occurrence of any failures or interruptions could result in a loss of client business and have an adverse effect on our results of operations and financial condition.

If we are unable to accurately and favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report in our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act and beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of December 31, 2008. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. In connection with this effort and the related requirements to file periodic reports with the SEC and maintain effective disclosure controls and procedures, we will likely incur increased expenses and diversion of management’s time and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, we could lose investor confidence and our stock price could be adversely affected.

As discussed in Item 9A. Controls and Procedures, we have determined that we did not maintain effective controls over cost-basis investments as of December 31, 2007. Subsequent to December 31, 2007, we initiated controls and procedures to remediate this control deficiency.

Risks Associated With an Investment in Our Common Stock

Our directors and executive officers own a significant number of shares of our common stock, allowing management further control over our corporate affairs.

As of February 29,2008, our directors and executive officers beneficially own 32.6% of the outstanding shares of our common stock. Accordingly, these directors and executive officers are able to control, to a significant extent, the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Our corporate organizational documents and the provisions of Texas law to which we are subject may delay or prevent a change in control of our company that you may favor.

Our amended and restated articles of incorporation and amended and restated bylaws contain certain provisions which may delay, discourage or prevent an attempted acquisition or change of control of our company. These provisions include:

•

a provision that any special meeting of our shareholders may be called only by a majority of the board of directors, the Chairman of the Board, the President or the holders of at least 50% of our total number of shares of common stock entitled to vote at the meeting;

•

a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders; and

•	a provision that denies shareholders the right to amend our bylaws.

Our amended and restated articles of incorporation provide for noncumulative voting for directors and authorize our board of directors to issue shares of preferred stock, $1.00 par value per share, without shareholder approval and upon such terms as our board of directors may determine. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of our company.

We currently do not intend to pay dividends on our common stock. In addition, our future ability to pay dividends is subject to restrictions.

We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay any dividends on our common stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Our principal source of funds to pay dividends on our common stock will be cash dividends that we receive from Encore Bank. The payment of dividends by Encore Bank to us is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of Encore Bank. Regulatory authorities could impose administratively stricter limitations on the ability of Encore Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

We have two issues of junior subordinated debentures outstanding, with an aggregate liquidation amount totaling $20.6 million related to the issuance of trust preferred securities by our non-consolidated subsidiary trusts, which are treated as capital for regulatory ratio compliance purposes. Although these securities are viewed as capital for regulatory purposes, they are debt securities and have provisions which, in the event of noncompliance, could have an adverse effect on our operations. For example, these securities permit us to defer the periodic payment of interest for various periods, but if such payments are deferred, we would be prohibited from paying cash dividends on our common stock during deferral periods and until deferred interest is paid. Future payment of interest depends upon the earnings of Encore Bank and its subsidiaries and dividends from Encore Bank to us, which may be inadequate to service the obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 17 private client offices and two loan production offices through Encore Bank. We also operate four offices of Encore Trust, three offices of Town & Country and one office of Linscomb & Williams. We lease all of our locations, except with respect to our private client offices located in the Houston area at 6330 San Felipe, 5815 Kirby, 3754 Westheimer, 5548 FM 1960 West and 4647 Sweetwater Blvd., where in each location we own the building and lease the underlying land. Our principal office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas, 77046. The following table sets forth our banking, wealth management and insurance office locations, the date we opened or acquired them, and, with respect to our private client offices, the amount of deposits:

Type of Office	Date Opened/ Acquired	Deposits as of December 31, 2007
Private Client Offices—Houston Market		(dollars in thousands)
Houston, Texas
12520 Memorial Drive	11/01/2000	$117,985
2049 West Gray	8/01/2002	90,927
6330 San Felipe	3/17/2003	67,156
909 Fannin, Suite 1350	8/04/2003	66,802
6411 Fannin, Suite 222 (1)	2/15/2007	12,866
5815 Kirby	1/20/2004	60,496
3754 Westheimer	1/05/2004	36,631
5548 FM 1960 West	7/14/2003	66,142
Nine Greenway Plaza, Suite 1000 (1)	3/21/2005	231,411
Sugar Land, Texas
4647 Sweetwater Blvd., Suite A.	5/30/2006	15,054
The Woodlands, Texas
9595 Six Pines Drive, Suite 1500	9/07/2004	16,866

Private Client Offices—Florida Market
Sun City Center
1653 Sun City Plaza, Suite 1001 (1)	9/04/2001	82,564
Ft. Myers
7091 College Parkway, Suite 16	10/16/2001	43,348
Clearwater
2566 McCullen Booth Road, Suite G	3/25/2002	38,071
Belleair Bluffs
2973/2975 West Bay Drive	4/08/2002	51,361
Naples
10600 Tamiami Trail N., Suite 604	4/19/2004	31,371
3003 Tamiami Trail, Suite 100	1/03/2007	12,323

Loan Production Offices—Florida Market
Ft. Myers
2627 McCormick, #102	6/01/2005	N/A
Clearwater
8200 College Parkway, Suite 202	6/01/2005	N/A

Encore Trust Offices
Houston, Texas
10411 Westheimer, 2nd Fl.	3/31/2005	N/A
Nine Greenway Plaza, Suite 1000	3/31/2005	N/A
Dallas, Texas
5956 Sherry Lane Place, Suite 630	3/31/2005	N/A
Austin, Texas
100 Congress Ave.	3/31/2005	N/A

Town & Country Offices
Houston, Texas
10575 Katy Freeway, Suite 150	4/30/2004	N/A
Galveston, Texas
1605 Tremont	4/30/2004	N/A
Ft. Worth, Texas
307 W. 7th Street, Suite 1800	4/01/2006	N/A

Linscomb & Williams Office
Houston, Texas
1400 Post Oak Blvd., Suite 1000	8/31/2005	N/A

(1)	These private client offices also offer wealth management services.

Item 3. Legal Proceedings

We are involved in an arbitration with the former owner of a company we acquired in 2005. While the final outcome of the arbitration cannot be predicted with certainty, we do not believe that this matter, when finally resolved, will have a material adverse effect on our financial position or cash flows. However, an adverse resolution of this matter in any quarter or fiscal year could have a material adverse effect on our results of operations in that period.

We and Encore Bank and its subsidiaries from time to time will be party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened legal proceeding against us or Encore Bank or its subsidiaries which, if determined adversely, would have a material adverse effect on our or Encore Bank’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “EBTX”. Before the effective date of our registration statement on July 17, 2007, there had been no public market for our common stock. The following table presents the high and low intra-day sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated:

	2007
	High	Low
Third Quarter (beginning July 17, 2007)	$23.95	$20.70
Fourth Quarter	22.28	19.26

As of February 29, 2008, we had 10,147,640 shares outstanding and 153 shareholders of record. The number of beneficial owners is unknown to us at this time.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for that purpose. We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay dividends on our common stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so.

For a foreseeable period of time, our principal source of cash revenues will be dividends paid by Encore Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our board of directors. Regulatory authorities could impose administratively stricter limitations on the ability of Encore Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. In addition, the terms of our junior subordinated debentures may limit our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to equity compensation plans approved by shareholders under which Encore’s common stock is authorized for issuance. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,053,250	$9.82	53,817
Equity compensation plans not approved by security holders	—	—	—

Total	1,053,250	$9.82	53,817

Issuer Purchases of Equity Securities

None.

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on our common stock for the period since our shares of common stock were registered under Section 12 of the Exchange Act on July 17, 2007 to December 31, 2007, with the cumulative total return of the Russell 2000 Index and KBW Bank Index for the same period. This presentation assumes that the value of the investment in our common stock and each index on July 17, 2007 was $100.00 and that subsequent cash dividends were reinvested. The historical stock price performance of our common stock shown on the graph below is not necessarily indicative of future stock price performance.

	Period Ending
Index	7/17/07	9/30/07	12/31/07
Encore Bancshares, Inc.	$100.00	$100.14	$95.19
KBW Bank Index	100.00	93.64	78.27
Russell 2000	100.00	94.77	90.13

Item 6. Selected Consolidated Financial Data

The following table summarizes our historical consolidated financial data for the periods and at the dates indicated. You should read this information in conjunction with our audited consolidated financial statements and related notes included in this Form 10-K. You should not assume the results of operations for past periods indicate results for any future period.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Income Statement Data:
Interest income	$81,427	$75,810	$64,653	$58,470	$62,689
Interest expense	47,252	45,637	38,400	34,456	43,836

Net interest income	34,175	30,173	26,253	24,014	18,853
Provision for loan losses	4,029	3,491	3,198	3,159	3,900

Net interest income after provision for loan losses	30,146	26,682	23,055	20,855	14,953
Noninterest income (1)	30,966	35,083	29,334	21,822	28,872
Noninterest expense	50,607	50,338	45,502	32,547	30,662

Net earnings before income taxes	10,505	11,427	6,887	10,130	13,163
Income tax expense	3,121	3,949	2,098	3,267	4,553

Net earnings	$7,384	$7,478	$4,789	$6,863	$8,610

Common Share Data:
Basic earnings per share	$0.86	$1.00	$0.70	$1.15	$1.46
Diluted earnings per share	0.79	0.94	0.66	1.11	1.41
Book value per share	15.56	13.57	12.68	11.83	10.63
Tangible book value per share	12.13	9.01	8.07	11.01	10.63
Weighted average shares outstanding (basic)	8,575,595	7,501,131	6,824,712	5,986,274	5,910,383
Weighted average shares outstanding (diluted)	9,296,224	7,925,685	7,288,499	6,175,819	6,094,618
Shares outstanding at end of period	10,123,840	7,786,315	7,691,559	6,173,832	6,023,349

Period-End Balance Sheet Data:
Total assets	$1,401,197	$1,336,843	$1,316,565	$1,273,071	$1,326,467
Investment securities	146,263	256,256	323,074	480,143	582,596
Loans receivable	1,097,268	908,368	808,204	660,694	617,781
Allowance for loan losses	11,161	9,056	8,719	7,658	5,604
Goodwill and other intangible assets, net	34,722	35,487	35,442	5,080	—
Deposits	1,041,374	1,030,811	815,074	729,328	743,134
Shareholders’ equity (2)	157,479	105,677	97,513	73,051	64,045
Junior subordinated debentures	20,619	20,619	20,619	20,619	20,619

Average Balance Sheet Data:
Total assets	$1,341,105	$1,316,572	$1,293,781	$1,261,970	$1,356,361
Investment securities	179,767	288,082	385,502	506,800	690,790
Loans receivable	972,760	840,330	747,079	626,225	541,647
Deposits	1,011,563	882,581	767,358	739,126	843,051
Shareholders’ equity (3)	129,316	100,827	87,358	67,160	61,089

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	0.55%	0.57%	0.37%	0.54%	0.63%
Return on average equity (4)	5.71	7.42	5.48	10.22	14.09
Return on average tangible equity (4)	7.84	11.40	7.37	10.70	14.09
Net interest margin (5)	2.74	2.46	2.14	1.96	1.42
Efficiency ratio (1)(6)	76.19	75.68	80.42	69.87	63.09
Noninterest income to total revenue	47.54	53.76	52.77	47.61	60.50

Asset Quality Ratios (7):
Nonperforming assets to total loans and investment in real estate	1.30%	1.07%	0.56%	0.92%	1.40%
Net charge-offs to average loans	0.20	0.38	0.29	0.18	0.55
Allowance for loan losses to period-end loans	1.02	1.00	1.08	1.16	0.91
Allowance for loan losses to nonperforming loans (8)	83.35	95.26	250.26	179.77	200.57

Capital Ratios:
Leverage ratio (9)	8.01%	6.90%	6.23%	6.63%	6.16%
Tier 1 risk-based capital ratio (9)	10.47	10.17	9.89	12.63	12.78
Total risk-based capital ratio (9)	11.53	11.19	10.97	13.78	13.66
Tangible common equity to tangible assets (10)	8.98	5.39	4.85	5.36	4.83

(1)	For the years ended December 31, 2006, 2005, 2004 and 2003, noninterest income included nonrecurring gains on the sale of branches and certain real estate of $370,000, $303,000, $3.9 million and $6.1 million.
(2)	Shareholders’ equity as of December 31, 2006 and 2005 includes $10.3 million in puttable common stock. The put agreement to which the stock was subject was terminated on March 30, 2007. For a discussion of the puttable common stock, see the section of this Form 10-K captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Shareholders’ Equity and Puttable Common Stock.”
(3)	Average shareholders’ equity for the years ended December 31, 2007, 2006 and 2005 includes $2.5 million, $10.3 million and $3.4 million in puttable common stock.
(4)	The ratios for years ended December 31, 2007, 2006 and 2005 include puttable common stock as a part of shareholders’ equity.
(5)	Net interest margin is calculated by dividing net interest income by average earning assets.
(6)	Calculated by dividing total noninterest expense, less amortization of intangibles, by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities.
(7)	At period end, except net charge-offs to average loans, which is for periods ended at such dates.
(8)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.
(9)	The regulatory capital ratios included in the table are the capital ratios of Encore Bank. On March 30, 2007, we became a bank holding company and Encore Bank became a national bank. For all periods prior to March 30, 2007, the capital ratios are calculated in accordance with Office of Thrift Supervision regulations and as of March 31, 2007, the capital ratios are calculated in accordance with OCC regulations. We were not required to monitor consolidated capital ratios as a thrift holding company, but we are required to do so as a bank holding company. As of December 31, 2007, our consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 10.47%, 13.59% and 14.65%. See the section of this Form 10-K captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Regulatory Capital” for details relating to our regulatory capital ratios.
(10)	At period end. Tangible common equity includes $10.3 million of puttable common stock as of December 31, 2006 and 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” and similar words, or the negatives of these words, are intended to identify forward-looking statements.

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Form 10-K, factors that could contribute to those differences include, but are not limited to:

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

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, investment advisory, trust, insurance and other aspects of the financial services industry;

•	the continued service of key management personnel;

•	our ability to attract, motivate and retain key employees;

•	factors that increase competitive pressure among financial services organizations, including product and pricing pressures;

•

our ability to expand and grow our business and operations, including the establishment of additional private client offices and acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities; and

•	fiscal and governmental policies of the United States federal government.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. These statements speak only as of the date of this report (or an earlier date to the extent applicable). We undertake no obligation to update publicly such forward-looking statements in light of new information or future events.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our consolidated balance sheets and consolidated statements of earnings. This section should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2007 and 2006 and for each of the three years ended December 31, 2007, which are included in this Form 10-K.

General

We generate our revenue from net interest income and noninterest income. Net interest income is the difference between interest income on interest-earning assets such as loans and securities and interest expense on interest-bearing liabilities such as client deposits and other borrowings that are used to fund those assets. Net interest income is a significant contributor to net earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

During the past three years we have generated the largest portion of our noninterest income through trust and investment management fees and mortgage banking income. We also have an insurance agency that generates commissions on sales of insurance. Trust and investment management fees, mortgage banking income, insurance commissions and gain or loss on the sale of securities are reported in our consolidated statement of earnings under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a labor intensive business, our largest operating expense is employee compensation.

While Encore Bank can trace its existence back to 1928, October 1, 2000 marked the beginning of our existing business strategy as our current ownership and management team formed our company and assumed control of Encore Bank. Since that date, we have transformed from a mortgage loan, security and wholesale deposit strategy into a more relationship driven loan and deposit strategy. In the process of this transformation, we sold a significant amount of assets, including investment securities and real estate and made significant investments in building a loan platform which would allow us to originate higher yielding commercial loans. We also made significant changes to our branch network by selling our branches in St. Louis, Kansas City, Atlanta and Boston and opening new private client offices in Houston and southwest Florida. As a result of the sale of those branches and certain real estate, we recognized non-recurring gains of $370,000 and $303,000 for the years ended December 31, 2006 and 2005. In addition, we added the insurance and wealth management lines of business which have significantly diversified our noninterest income.

Effective March 30, 2007, Encore Bank converted from a federal savings association to a national banking association subject to supervision and regulation by the OCC. In connection with the conversion, we became a bank holding company subject to supervision and regulation by the Federal Reserve. When we acquired Encore Bank, it was primarily a mortgage lender, and the rules and regulations governing thrifts and regulation by the Office of Thrift Supervision were more suitable for an entity engaging in that activity. As we have transformed our business by increasing commercial loans, we believe that operation as a national bank regulated by the OCC is consistent with our business plan.

As part of a corporate reorganization following the conversion of Encore Bank to a national banking association, on June 1, 2007, Encore Bank and Encore Trust Company, N.A. entered into an Agreement and Plan of Merger pursuant to which Encore Bank was merged with and into Encore Trust Company, N.A. as of June 30, 2007. The resulting bank, which was renamed Encore Bank, N.A., operates as a national banking association with its main office in Houston, Texas. Following the merger, the business of Encore Trust Company, N.A. is being conducted as a division of Encore Bank.

Throughout this building process, lower yielding purchased mortgage loans and securities have paid down or matured and been replaced with our own originated loans. Consequently, while our total assets have not increased significantly, our net interest margin and other profitability measures have improved primarily due to the higher yielding mix of earning assets.

Our core products have grown significantly from 2005 to 2007:

•	Average loans grew by 30.2% (up 50.3% excluding residential mortgage loans)

•	Average core deposits grew by 36.9%

•	Assets managed and administered totaled $2.8 billion

Critical Accounting Policies

The accounting principles we follow and the methods of applying these principles conform with generally accepted accounting principles in the United States of America (US GAAP) and with general practices within the banking industry. Our critical accounting policies relate to (1) the allowance for loan losses, (2) income taxes and (3) goodwill and other intangible assets. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the relevant financial statement. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

Allowance for Loan Losses. We maintain an allowance for loan losses sufficient to absorb probable losses inherent in the loan portfolio and Encore Bank’s asset classification committee and board of directors evaluate the adequacy of the allowance for loan losses on a quarterly basis. We estimate the adequacy of the allowance using, among other things, historical loan loss experience, the growth, composition and diversification of our loan portfolio, delinquency and loan classification trends, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, the results of recent regulatory examinations and general economic conditions. Allocation of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in our judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans without a specific allowance and is based on the experience, ability and effectiveness of our lending management and staff, the effectiveness of our loan policies, procedures and internal controls, strategic initiatives, the composition and concentrations of credit, non-performing and loan classification trends, the effectiveness of the internal loan review function and general economic conditions.

We increase the amount of the allowance allocated to commercial and consumer loans in response to the growth of the commercial and consumer loan portfolios and recognition of the higher risks and loan losses in these lending areas. Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by us in making our determination, the adequacy of our allowance for loan losses could be materially affected.

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. On January 1, 2007, we adopted FIN 48 – Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in

Income Taxes, an interpretation of FASB Statement No. 109. For additional information, see Note J, “Income Taxes,” to our consolidated financial statements included in this Form 10-K.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared to its carrying value. If a reporting unit’s carrying value exceeds its fair value, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over their estimated useful lives, ranging from two to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable. Based on our most recent annual goodwill impairment test, management does not believe any of our goodwill is impaired.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

On January 1, 2007, we adopted the following new accounting pronouncements:

FIN 48—FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109; and

FAS 155—SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements 133 and 140.

The adoption of FIN 48 resulted in a cumulative adjustment of $150,000 that decreased retained earnings as discussed in Note J, “Income Taxes,” to our consolidated financial statements included in this Form 10-K. The adoption of FAS 155 did not have any effect on our consolidated financial statements at the date of adoption.

Recently issued and pending accounting pronouncements are disclosed in Note A, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K.

Acquisitions

During the years ended December 31, 2007, 2006 and 2005, our earnings performance was impacted by the following acquisitions:

On March 31, 2005, we acquired National Fiduciary Services, N.A., a Houston-based trust company. National Fiduciary Services, N.A., renamed Encore Trust Company, N.A., and subsequently made a division of Encore Bank as of June 30, 2007, had $735.6 million in assets under management as of the acquisition date, excluding trust related assets subsequently sold. The consideration for the acquisition was $15.5 million, which consisted of $13.5 million in cash and $2.0 million (170,164 shares) in our common stock. As a result of the transaction, we recorded $11.1 million in goodwill.

On August 31, 2005, we acquired Linscomb & Williams, a Houston-based investment management and financial planning business. Linscomb & Williams had $1.3 billion in assets under management as of the acquisition date. The consideration for the acquisition was $16.3 million, which consisted of $6.0 million in cash and $10.3 million (773,616 shares) in our common stock, plus a contingent payment that may be made on March 31, 2010 depending on the amount of after-tax net earnings of Linscomb & Williams from the acquisition date through December 31, 2009, subject to certain limitations. As a result of the transaction, we recorded $13.8 million in goodwill. Linscomb & Williams and Encore Trust, now a division of Encore Bank, comprise our wealth management group.

Key Financial Measures

Our net earnings decreased $94,000, or 1.3%, to $7.4 million for the year ended December 31, 2007 compared with $7.5 million for 2006 due primarily to a decrease in mortgage banking income, mostly offset by an increase in net interest income. Our diluted earnings per common share decreased to $0.79 for 2007 compared with $0.94 for 2006, a 16.0% decline, primarily due to additional shares issued in our initial public offering in July 2007. Our net earnings increased $2.7 million, or 56.2%, to $7.5 million for the year ended December 31, 2006, compared with $4.8 million for 2005. Our diluted earnings per common share were $0.94 for 2006 compared with $0.66 for 2005, an increase of 42.4%.

Our return on average equity was 5.71% for the year ended December 31, 2007 compared with 7.42% for 2006. Our return on average assets was 0.55% for the year ended December 31, 2007 compared with 0.57% for 2006. The decrease in both ratios was due primarily to an increase in average assets and average equity, combined with a slight decrease in net earnings. Our return on average assets was 0.57% for the year ended December 31, 2006 compared with 0.37% for 2005. Our return on average equity was 7.42% for the year ended December 31, 2006 compared with 5.48% for 2005. The increase in both ratios was due primarily to greater net interest income and additional earnings resulting from our first full year of net revenue from our wealth management business. The return on average equity for a portion of 2007 and 2005 and all of 2006 includes $10.3 million in puttable common stock associated with the Linscomb & Williams acquisition. See the section of this Form 10-K captioned “—Financial Condition—Shareholders’ Equity and Puttable Common Stock” for a detailed discussion of the puttable common stock.

Our net interest margin was 2.74% for the year ended December 31, 2007 compared with 2.46% for 2006, and 2.14% in 2005. Our net interest margin continued to improve due to our more favorable mix of earning assets, as originated loans replaced lower yielding purchased mortgage loans and securities.

Our efficiency ratio (calculated by dividing total noninterest expense, less amortization of intangibles, by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities) was 76.19% for the year ended December 31, 2007 compared with 75.68% for 2006 and 80.42% in 2005. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under US GAAP. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same dollar amount of income, while a decrease indicates a more efficient allocation of resources.

Total assets increased $64.4 million, or 4.8%, to $1.4 billion as of December 31, 2007 compared with December 31, 2006. Total assets increased $20.3 million, or 1.5%, to $1.3 billion as of December 31, 2006 compared to December 31, 2005. Our loan portfolio grew $188.9 million, or 20.8%, to $1.1 billion as of December 31, 2007. Our loan portfolio grew $100.2 million, or 12.4%, to $908.4 million as of December 31, 2006. Shareholders’ equity increased $51.8 million, or 49.0%, to $157.5 million as of December 31, 2007. Shareholders’ equity and puttable common stock increased $8.2 million, or 8.4%, to $105.7 million as of December 31, 2006.

Results of Operations

Net Interest Income

Our operating results are significantly impacted by net interest income, which represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is a key source of our earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”

2007 vs. 2006. Net interest income increased $4.0 million, or 13.3%, to $34.2 million for the year ended December 31, 2007 compared with $30.2 million for 2006. The improvement in net interest income was due to a combination of a $23.3 million, or 1.9%, increase in average earning assets and a 28 basis point increase in the net interest margin to 2.74% in 2007. This increase in net interest margin resulted primarily from an improvement in our asset composition, as average loans in 2007 rose $132.4 million, or 15.8%, versus 2006. The increase in average loans resulted primarily from growth in commercial real estate loans and residential real estate loans. The increase in average loans was partially offset by a reduction in average securities of $108.3 million. Average loans represented 77.9% of average earning assets for 2007 compared with 68.6% in 2006. As a result of this shift in asset composition, the yield on average earning assets grew 33 basis points in 2007 to 6.52%, as the average loan yield was 314 basis points higher than the average securities yield. During 2007, average deposit balances increased $129.0 million, which was due primarily to an increase of $84.3 million, or 31.9%, in average money market and savings deposits. The increase in deposits allowed us to decrease average borrowings in 2007 by $133.3 million, or 44.6%.

2006 vs. 2005. Net interest income increased $3.9 million, or 14.9%, to $30.2 million for the year ended December 31, 2006 compared with $26.3 million for 2005. Because average interest-earning assets remained approximately the same, year over year, the increase in net interest income was primarily due to a 32 basis point increase in our net interest margin to 2.46% in 2006. This increase resulted primarily from an improvement in our asset composition, as average loans in 2006 increased $93.3 million, or 12.5%, compared with 2005. The increase in average loans was primarily in commercial loan categories, which consisted generally of higher yielding, floating rate loans and which benefited from an increase in short-term interest rates in 2005 and 2006. Consistent with our strategy, this increase in average loans was offset by a $97.4 million reduction in lower yielding securities. As a result of this shift, average loans increased to 68.6% of average earning assets for 2006 compared with 60.9% for 2005. The yield on average earning assets increased 92 basis points in 2006 to 6.19%, as the average loan yield was approximately 285 basis points higher than the average securities yield. Our net interest margin further benefited from an increase in average deposits of $115.2 million, or 15.0%, in 2006. The increase in average deposits was impacted by an increase of $30.7 million, or 53.9%, in average noninterest-bearing deposits. The increase in deposits allowed us to decrease average borrowings by $111.5 million, or 27.2%.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin for the same periods. All balances are daily average balances and nonaccrual loans were included in average loans with a zero yield for the purpose of calculating the rate earned on total loans. We have no tax-exempt securities and an insignificant amount of tax-exempt loans, and no tax equivalent adjustments have been made with respect to these loans.

	For the Years Ended December 31,
	2007			2006			2005
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$972,760	$67,999	6.99%	$840,330	$56,753	6.75%	$747,079	$44,362	5.94%
Mortgages held-for-sale	42,379	3,733	8.81	72,977	6,546	8.97	64,066	4,958	7.74
Securities	179,767	6,923	3.85	288,082	11,239	3.90	385,502	14,273	3.70
Federal funds sold and other	53,880	2,772	5.14	24,127	1,272	5.27	30,069	1,060	3.53

Total interest-earning assets	1,248,786	81,427	6.52	1,225,516	75,810	6.19	1,226,716	64,653	5.27
Less: Allowance for loan losses	(10,069)			(9,442)			(7,900)
Noninterest-earning assets	102,388			100,498			74,965

Total assets	$1,341,105			$1,316,572			$1,293,781

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$172,701	$5,131	2.97%	$168,881	$4,220	2.50%	$146,457	$2,513	1.72%
Money market and savings	348,567	14,756	4.23	264,219	10,457	3.96	230,632	5,863	2.54
Time deposits	380,847	18,772	4.93	361,693	15,843	4.38	333,224	11,880	3.57

Total interest-bearing deposits	902,115	38,659	4.29	794,793	30,520	3.84	710,313	20,256	2.85
Borrowings and repurchase agreements	165,647	7,029	4.24	298,907	13,378	4.48	410,378	16,765	4.09
Junior subordinated debentures	20,712	1,564	7.55	20,619	1,739	8.43	20,619	1,379	6.69

Total interest-bearing liabilities	1,088,474	47,252	4.34	1,114,319	45,637	4.10	1,141,310	38,400	3.36

Noninterest-bearing liabilities:
Noninterest-bearing deposits	109,448			87,788			57,045
Other liabilities	13,867			13,638			8,068

Total liabilities	1,211,789			1,215,745			1,206,423
Shareholders’ equity and puttable common stock	129,316			100,827			87,358

Total liabilities, shareholders’ equity and puttable common stock	$1,341,105			$1,316,572			$1,293,781

Net interest income		$34,175			$30,173			$26,253

Net interest spread (1)			2.18%			2.09%			1.91%
Net interest margin (2)			2.74%			2.46%			2.14%

(1)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.

The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major category of interest-earning assets and interest-bearing liabilities, which distinguishes between the changes attributable to (1) changes in volume (changes in volume multiplied by old rate), (2) changes in rates (changes in rates multiplied by old volume) and (3) changes in rate-volume (changes in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variances.

	For the Years Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to Change In		Total	Increase (Decrease) Due to Change In		Total
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest-earning assets:
Loans (net of unearned income)	$9,200	$2,046	$11,246	$5,900	$6,491	$12,391
Mortgages held for sale	(2,697)	(116)	(2,813)	741	847	1,588
Securities	(4,173)	(143)	(4,316)	(3,767)	733	(3,034)
Federal funds sold and other	1,531	(31)	1,500	(239)	451	212

Total increase in interest income	$3,861	$1,756	$5,617	$2,635	$8,522	$11,157

Interest-bearing liabilities:
Interest checking	$97	$814	$911	$429	$1,278	$1,707
Money market and savings	3,529	770	4,299	952	3,642	4,594
Time deposits	870	2,059	2,929	1,078	2,885	3,963
Borrowings and repurchase agreements	(5,687)	(662)	(6,349)	(4,876)	1,489	(3,387)
Junior subordinated debentures	8	(183)	(175)	—	360	360

Total increase (decrease) in interest expense	(1,183)	2,798	1,615	(2,417)	9,654	7,237

Total increase (decrease) in net interest income	$5,044	$(1,042)	$4,002	$5,052	$(1,132)	$3,920

Provision for Loan Losses

We assess the adequacy of our allowance for loan losses by applying the provisions of SFAS No. 5 and No. 114. We determine specific allocations for loans considered to be impaired and assign loss factors to the remainder of the loan portfolio to determine an appropriate level of allowance for loan losses. The allowance is increased, as necessary, by making a provision for loan losses. The specific allocations for impaired loans are assigned based on an estimated net realizable value after a thorough review of the credit relationship. The potential loss factors associated with the remainder of the loan portfolio are based on our internal net loss experience, as well as other qualitative risk factors.

Generally, commercial, commercial real estate and real estate construction loans are assigned a risk grade at origination. These loans are then reviewed on a regular basis. The periodic reviews generally include loan payment and collateral status, the borrower’s financial data, and key ratios such as cash flows, operating income, liquidity and leverage. A material change in the borrower’s credit risk profile can result in an increase or decrease in the loan’s assigned risk grade. Aggregate dollar volume by risk grade is monitored on an ongoing basis. Consumer loans, including residential real estate, are evaluated periodically based on their repayment status.

The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $4.0 million, $3.5 million and

$3.2 million for the years ended December 31, 2007, 2006 and 2005. The increase in the provision in 2007 and 2006 primarily reflects the growth in the loan portfolio.

Noninterest Income

Noninterest income represented 47.54%, 53.76% and 52.77% of total revenue for the years ended December 31, 2007, 2006, and 2005. Noninterest income decreased $4.1 million, or 11.7%, to $31.0 million for the year ended December 31, 2007 compared with $35.1 million for the year ended December 31, 2006. The decrease was primarily due to a $5.2 million, or 48.4%, decrease in mortgage banking income, partially offset by an increase in insurance commissions and fees. The decrease in mortgage banking income was due to the recent disruption in the mortgage markets. As a result, in the third quarter of 2007, we decided to stop selling second mortgage loans into the secondary market because it was no longer economical for us to do so. Because the credit quality of these mortgage loans we had originated was predominantly prime and the yield attractive, we booked these loans to our residential real estate loan portfolio beginning in the third quarter of 2007. We believe that over time, we can replace the majority of lost mortgage banking income with net interest income. We do, however, intend to continue to sell first lien mortgage loans into the secondary market. Partially offsetting the decrease in mortgage banking income was an increase in insurance commissions and fees, which rose $486,000, or 8.9%, to $5.9 million due primarily to growth in commercial lines. Other noninterest income increased $391,000 due primarily to a gain on sale of FDIC insurance credit.

Noninterest income increased $5.7 million, or 19.6%, to $35.1 million for the year ended December 31, 2006 compared with $29.3 million for the year ended December 31, 2005. The increase was primarily due to a $6.8 million, or 64.2%, increase in trust and investment management fees and an $838,000, or 18.2%, increase in insurance commissions. The increase in trust and investment management fees reflects a full year of revenue from our wealth management business in 2006 compared with nine months of fees for the trust company and four months of fees for the investment management and financial planning business in 2005. Assets under management grew 13.6% to $2.5 billion as of December 31, 2006 from $2.2 billion as of December 31, 2005. The increase in insurance commissions and fees was primarily due to higher commissions and fees in the commercial lines of business and greater contingency commissions received, which are primarily based on sales volume and loss experience. These increases were partially offset by a $1.7 million, or 13.8%, decrease in mortgage banking income due primarily to lower prices received on mortgage loans, primarily second mortgages, sold as a result of rising short-term interest rates and a flattening yield curve.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Trust and investment management fees	$17,546	$17,315	$10,548
Mortgage banking	5,506	10,661	12,373
Insurance commissions and fees	5,942	5,456	4,618
Real estate operations, including net gain on sales	366	334	362
Net gain (loss) on sale of available-for-sale securities	(181)	—	243
Other	1,787	1,317	1,190

Total noninterest income	$30,966	$35,083	$29,334

Noninterest Expense

Noninterest expense increased $269,000, or 0.5%, to $50.6 million for the year ended December 31, 2007 compared with $50.3 million for 2006.

During the year ended December 31, 2007, the increase was due primarily to the $391,000 debt extinguishment expense associated with refinancing $15.5 million of junior subordinated debentures in April 2007, the cost of opening and operating new private client offices and professional fees associated with being a public company. These expenses were mostly offset by lower commissions associated with originating mortgages and a reduction in expenses (primarily in compensation) resulting from the sale of certain trust related assets. In addition, we launched a cost savings initiative in the fourth quarter of 2007, which included an approximately 5% staff consolidation, and resulted in $235,000 of termination payments in the fourth quarter of 2007. We intend to reinvest a significant portion of these cost savings in growing our business.

Noninterest expense increased $4.8 million, or 10.6%, to $50.3 million for the year ended December 31, 2006 compared with $45.5 million for 2005, primarily due to a full year of expenses for the wealth management business. Excluding the increase due to the wealth management business, noninterest expense increased $1.3 million, or 2.9%.

More specifically, compensation expense increased $3.6 million, or 13.3%, for the year ended December 31, 2006 compared with 2005 primarily due to the full year effect of the wealth management business, the addition of private client offices, implementation of SFAS No. 123R and normal merit pay raises. Data processing expense increased $724,000, or 28.6%, due primarily to the full year impact of the wealth management business and increases associated with an increased number of accounts and new services such as data management and anti-fraud software. Intangible amortization increased $212,000, or 28.5%, also due to the full year impact of the wealth management business. These increases were partially offset by a $205,000, or 10.2%, decrease in professional fees resulting from the higher fees related to the acquisitions incurred in 2005, and a $253,000 decrease in loss on early debt extinguishment, as no early extinguishment occurred during 2006.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Compensation	$30,117	$31,047	$27,404
Non-staff expenses:
Occupancy	5,764	5,465	5,376
Equipment	2,076	2,050	1,796
Advertising and promotion	1,018	1,092	985
Outside data processing	3,479	3,253	2,529
Professional fees	2,046	1,809	2,014
Intangible amortization	838	955	743
Loss on early debt extinguishment	391	—	253
Other	4,878	4,667	4,402

Total noninterest expense	$50,607	$50,338	$45,502

Income Tax Expense

The provision for income taxes decreased $828,000, or 21.0%, to $3.1 million for the year ended December 31, 2007, compared with $3.9 million for 2006. The provision for income taxes increased $1.8 million, or 88.2%, to $3.9 million for the year ended December 31, 2006, compared with $2.1 million for 2005. The change in income tax expense primarily reflects the increase or decrease in earnings before income tax expense. The effective tax rate for the years 2007, 2006 and 2005 was 29.7%, 34.6% and 30.5%. The effective tax rate for the year 2007 reflects a $150,000 credit due to a settlement of a tax liability for interest and penalties related to a tax position that was resolved and a lower net state income tax effect. The effective tax rate for the year 2005 reflects a refund of state income taxes determined by the state taxing authority.

Results of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination of transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our consolidated financial statements included in this Form 10-K. The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
As of and for the year ended December 31,

2007
Net interest income (expense)	$35,282	$321	$136	$(1,564)	$34,175
Provision for loan losses	4,029	—	—	—	4,029
Noninterest income	7,356	17,546	6,035	29	30,966
Noninterest expense	34,022	12,194	4,000	391	50,607

Earnings (loss) before income taxes	4,587	5,673	2,171	(1,926)	10,505
Income tax expense (benefit)	1,130	1,941	744	(694)	3,121

Net earnings (loss)	$3,457	$3,732	$1,427	$(1,232)	$7,384

Total assets as of December 31,	$1,411,934	$46,270	$9,242	$(66,249)	$1,401,197

2006
Net interest income (expense)	$31,622	$218	$72	$(1,739)	$30,173
Provision for loan losses	3,491	—	—	—	3,491
Noninterest income	12,226	17,315	5,542	—	35,083
Noninterest expense	33,226	13,232	3,880	—	50,338

Earnings (loss) before income taxes	7,131	4,301	1,734	(1,739)	11,427
Income tax expense (benefit)	2,194	1,639	719	(603)	3,949

Net earnings (loss)	$4,937	$2,662	$1,015	$(1,136)	$7,478

Total assets as of December 31,	$1,342,446	$42,684	$8,231	$(56,518)	$1,336,843

2005
Net interest income (expense)	$27,546	$64	$22	$(1,379)	$26,253
Provision for loan losses	3,198	—	—	—	3,198
Noninterest income	14,085	10,548	4,699	2	29,334
Noninterest expense	33,093	8,750	3,658	1	45,502

Earnings (loss) before income taxes	5,340	1,862	1,063	(1,378)	6,887
Income tax expense (benefit)	1,592	615	387	(496)	2,098

Net earnings (loss)	$3,748	$1,247	$676	$(882)	$4,789

Total assets as of December 31,	$1,317,759	$40,545	$6,772	$(48,511)	$1,316,565

Banking. Net earnings for the year ended December 31, 2007 decreased $1.5 million, or 30.0%, compared with 2006 primarily resulting from a decline in noninterest income of $4.9 million, or 39.8%, an increase in provision for loan losses of $538,000, or 15.4%, and an increase in noninterest expense of $796,000, or 2.4%. These items more than offset the increase in net interest income of $3.7 million. Net earnings for the year ended December 31, 2006 increased $1.2 million, or 31.7%, compared with 2005. Net interest income increased $4.1 million, or 14.8%, but was partly offset by a decrease in noninterest income of $1.9 million, or 13.2%, and an increase in the loan loss provision of $293,000, or 9.2%.

Net interest income for the year ended December 31, 2007 increased $3.7 million, or 11.6%, compared with 2006, while net interest income for 2006 increased $4.1 million, or 14.8% compared with 2005. The increases resulted primarily from an improvement in the net interest margin and an increase in earning assets in 2007. The net interest margin improved as a result of a more optimal mix of earning assets and funding liabilities. See the analysis of net interest income included in the section of this Form 10-K captioned “—Net Interest Income.”

The provision for loan losses for the year ended December 31, 2007 totaled $4.0 million compared with $3.5 million in 2006 and $3.2 million in 2005. See the analysis of the provision for loan losses included in the section of this Form 10-K captioned “—Provision for Loan Losses.”

Noninterest income for the year ended December 31, 2007 decreased $4.9 million, or 39.8%, compared with 2006. This decrease was due primarily to a $5.2 million decline in mortgage banking income due to the recent disruption in the mortgage markets. Noninterest income for the year ended December 31, 2006 decreased $1.9 million, or 13.2%, compared with 2005. The decrease was due primarily to lower mortgage banking income as a result of lower prices received on mortgage loans sold.

Noninterest expense for the year ended December 31, 2007 increased $796,000, or 2.4%, compared with 2006, primarily due to additional expenses associated with opening new private client offices. Noninterest expense for the year ended December 31, 2006 was essentially unchanged from 2005. Expense increases in 2006, such as implementation of SFAS No. 123R, salary increases and two new private client offices, were eclipsed by one time expenses in 2005 such as the relocation of our home office.

Wealth Management. Net earnings for the year ended December 31, 2007 increased $1.1 million, or 40.2%, compared with 2006 due primarily to an increase in assets under management and a 7.8% expense reduction. Net earnings for the year ended December 31, 2006 increased $1.4 million, or 113.5%, compared with 2005. The rise in net earnings was due primarily to the first full year of operation of our wealth management business. Assets under management were $2.8 billion as of December 31, 2007 and $2.5 billion as of December 31, 2006.

Noninterest income for the year ended December 31, 2007 increased $231,000, or 1.3%, in spite of fee income lost due to the sale of certain trust related assets in June 2006. Excluding the sale, noninterest income increased $2.0 million, or 12.5%. Noninterest income for the year ended December 31, 2006 increased $6.8 million, or 64.2%, compared with 2005. The increase was due primarily to the first full year of operation of our wealth management business.

Noninterest expense for the year ended December 31, 2007 decreased $1.0 million, or 7.8%, due primarily to reduced expenses resulting from the sale of certain trust related assets in June 2006. Excluding the aforementioned sale, noninterest expense increased $634,000, or 5.5%. Excluding the sale, the increase was due primarily to higher compensation expense due to hiring of additional staff and merit increases. Noninterest expense for the year ended December 31, 2006 increased $4.5 million, or 51.2%, compared with 2005. The increase was due to the first full year of operation of our wealth management business.

Insurance. Net earnings for the year ended December 31, 2007 increased $412,000, or 40.6%, compared with 2006, due to growth in commercial lines. Net earnings for the year ended December 31, 2006 increased $339,000, or 50.1%, compared with 2005. The increase was due primarily to higher commissions on commercial lines of business, and higher contingency commissions.

Noninterest income for the year ended December 31, 2007 increased $493,000, or 8.9%, compared with 2006, due primarily to increases in commercial lines. Noninterest income for the year ended December 31, 2006 increased $843,000, or 17.9%, compared with 2005. The increase was due primarily to higher contingency fees and higher commissions on commercial lines.

Noninterest expense for the year ended December 31, 2007 increased $120,000, or 3.1%, compared with 2006, due primarily to commissions paid associated with new business. Noninterest expense for the year ended December 31, 2006 increased $222,000, or 6.1%, compared with 2005, which was due primarily to increased commission expense related to new commercial business.

Other. Other consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these floating rate borrowings reflected interest rate increases and decreases from 2005 through 2007. Interest expense on these borrowings decreased in 2007 due to the refinancing of $15.5 million of the debentures. In connection with this refinance activity, we took a $391,000 charge for early debt extinguishment, which is reflected in noninterest expense.

Financial Condition

Total assets increased $64.4 million, or 4.8%, to $1.4 billion as of December 31, 2007, compared with $1.3 billion as of December 31, 2006. Our loan portfolio grew $188.9 million, or 20.8%, to $1.1 billion as of December 31, 2007. Our securities decreased $110.0 million, or 42.9%, to $146.3 million during the same period. As the securities portfolio has paid down, our strategy has been to replace it with originated loans. Shareholders’ equity increased $51.8 million, or 49.0%, to $157.5 million as of December 31, 2007, primarily due to our initial public offering of common stock and net earnings for the year.

Total assets increased $20.3 million, or 1.5%, to $1.3 billion as of December 31, 2006, compared with $1.3 billion as of December 31, 2005. Our loan portfolio increased $100.2 million, or 12.4%, to $908.4 million as of December 31, 2006 compared with $808.2 million as of December 31, 2005. Our securities portfolio decreased $66.8 million, or 20.7%, to $256.3 million as of December 31, 2006 compared with $323.1 million as of December 31, 2005. Shareholders’ equity and puttable common stock increased $8.2 million, or 8.4%, to $105.7 million as of December 31, 2006.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consists of commercial, commercial real estate and real estate construction loans, accounted for 46.1% of our portfolio as of December 31, 2007. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 53.9% of our loan portfolio as of December 31, 2007.

Total loans increased $188.9 million, or 20.8%, to $1.1 billion as of December 31, 2007 from $908.4 million as of December 31, 2006. The majority of loan growth occurred in commercial real estate, which increased $86.5 million to $277.0 million, and residential real estate, which increased $130.9 million to $466.9 million. The growth in the residential real estate portfolio was due primarily to management’s decision in the third quarter of 2007 to retain second mortgages in the loan portfolio rather than sell them. These loans are generally prime or near prime, secured by property located in Texas. As of December 31, 2007, 2006, and 2005, loans comprised 78.3%, 68.0% and 61.4% of total assets.

Total loans were $908.4 million as of December 31, 2006, an increase of $100.2 million, or 12.4%, compared with loans of $808.2 million as of December 31, 2005. The majority of loan growth occurred in real estate construction, which increased $56.8 million to $121.8 million, and in commercial real estate, which increased $54.6 million to $190.6 million as of December 31, 2006 due primarily to continued housing growth in Houston and commercial real estate opportunities in both Houston and southwest Florida. Consumer installment-indirect loans and other consumer loans were the only categories of loans that decreased during 2006. Beginning in 2005, we stopped originating indirect automobile and boat loans. With the exception of residential mortgage or home equity lines, we do not actively seek to originate consumer loans, and most of our other consumer loans are made due to requests from clients who have a relationship with us or the potential to have a relationship.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$127,583	11.6%	$113,526	12.5%
Commercial real estate	277,047	25.3	190,550	21.0
Real estate construction	100,975	9.2	121,848	13.4

Total commercial	505,605	46.1	425,924	46.9
Consumer:
Residential real estate (1)	466,929	42.5	336,077	37.0
Home equity lines	79,023	7.2	78,158	8.6
Consumer installment—indirect	25,262	2.3	44,360	4.9
Consumer other	20,449	1.9	23,849	2.6

Total consumer	591,663	53.9	482,444	53.1

Total loans receivable	$1,097,268	100.0%	$908,368	100.0%

(1)	Includes $142.5 million and $152.6 million of purchased loans as of December 31, 2007 and 2006.

	As of December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$98,712	12.2%	$72,479	11.0%	$53,192	8.6%
Commercial real estate	135,920	16.8	76,481	11.6	46,812	7.6
Real estate construction	65,055	8.1	36,651	5.5	16,993	2.7

Total commercial	299,687	37.1	185,611	28.1	116,997	18.9

Consumer:
Residential real estate (1)	332,439	41.1	344,056	52.1	388,439	62.9
Home equity lines	69,092	8.6	11,681	1.8	16	—
Consumer installment—indirect	74,314	9.2	77,067	11.6	51,080	8.3
Consumer other	32,672	4.0	42,279	6.4	61,249	9.9

Total consumer	508,517	62.9	475,083	71.9	500,784	81.1

Total loans receivable	$808,204	100.0%	$660,694	100.0%	$617,781	100.0%

(1)	Includes $189.1 million, $243.7 million and $332.7 million of purchased loans as of December 31, 2005, 2004 and 2003.

The contractual maturity ranges of our commercial and consumer loan portfolios and the amount of such loans with predetermined and adjustable interest rates in each maturity range as of dates indicated are summarized in the following table:

	As of December 31, 2007
	One Year or Less	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial:
Commercial	$89,216	$32,757	$5,610	$127,583
Commercial real estate	58,399	187,820	30,828	277,047
Real estate construction	67,397	19,320	14,258	100,975

Total commercial	215,012	239,897	50,696	505,605
Consumer:
Residential real estate	4,218	11,294	451,417	466,929
Home equity lines	2,563	197	76,263	79,023
Consumer installment—indirect	1,258	15,461	8,543	25,262
Consumer other	16,787	3,662	—	20,449

Total consumer	24,826	30,614	536,223	591,663

Total loans receivable	$239,838	$270,511	$586,919	$1,097,268

Loans with a predetermined interest rate	$59,270	$168,785	$268,919	$496,974
Loans with an adjustable interest rate	180,568	101,726	318,000	600,294

Total loans receivable	$239,838	$270,511	$586,919	$1,097,268

As of December 31, 2007, 45.3% of our total loan portfolio carried fixed interest rates and 54.7% of our loan portfolio had adjustable interest rates. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, to decrease when current mortgage loans rates are substantially lower than rates on existing mortgages due primarily to refinancing of adjustable rate and fixed rate loans at lower rates.

Real Estate Loan Portfolio Concentrations

Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or loans to be similarly impacted by economic or other conditions. We have a geographic concentration in our residential real estate and home equity lines portfolio in Texas, Florida, Colorado and California.

As of December 31, 2007, the geographic concentrations of residential mortgage and home equity lines of credit by state were as follows:

	As of December 31, 2007
	Residential Mortgage- Originated	Residential Mortgage- Purchased	Home Equity Lines	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$286,515	$21,166	$22,186	$329,867	30.1%
Florida	12,941	35,785	12,756	61,482	5.6
Colorado	9,114	6,633	36,682	52,429	4.8
California	2,880	25,251	3,190	31,321	2.8
Other (1)	12,938	53,706	4,209	70,853	6.4

Total	$324,388	$142,541	$79,023	$545,952	49.7%

(1)	Loans in any other individual state do not exceed 1.4% of total loans.

Changes in real estate values and underlying economic or market conditions for these areas are monitored regularly. Subprime loans, defined as loans in which the borrower has a FICO score of less than 620 at origination, amounted to $15.5 million at December 31, 2007. As of December 31, 2007, approximately 15.3% of our total loans consisted of residential real estate loans and home equity lines of credit that include an interest only feature as a part of the loan terms. All of these loans are considered to be prime or near prime.

We originate commercial real estate and real estate construction loans primarily to clients in our market areas in Texas and southwest Florida, and a significant portion of the property collateralizing our commercial real estate and real estate construction loans is located in these areas. Approximately 25.3% of commercial real estate loans and real estate construction loans are loans to owner occupants. In certain circumstances, these loans may be collateralized by property outside of Texas or Florida.

The following tables set forth, as of December 31, 2007, our commercial real estate loans and real estate construction loans based on the state where the property is located and based on the type of property collateralizing such loans:

	As of December 31, 2007
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$157,291	$73,533	$230,824	21.1%
Florida	100,148	25,167	125,315	11.4
Other (1)	19,608	2,275	21,883	2.0

Total	$277,047	$100,975	$378,022	34.5%

(1)	Loans in any other individual state do not exceed 0.9% of total loans.

	As of December 31, 2007
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
1-4 family structures	$—	$62,764	$62,764	5.7%
Retail	61,062	12,516	73,578	6.7
Office building	59,905	17,627	77,532	7.1
Land	59,171	—	59,171	5.4
Industrial and warehouse	35,482	5,440	40,922	3.7
1-4 family land	26,972	—	26,972	2.5
Condominium	4,743	2,628	7,371	0.7
Multi-family	10,626	—	10,626	1.0
Other	19,086	—	19,086	1.7

Total	$277,047	$100,975	$378,022	34.5%

Delinquent and Nonperforming Assets

We have several procedures in place to assist in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our management and delinquency levels are monitored by Encore Bank’s asset classification committee and reviewed by Encore Bank’s board of directors for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the loan portfolio. The entire balance of an account is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Loans 90 days past due totaled $12.6 million as of

December 31, 2007, compared with $2.8 million as of December 31, 2006, and $3.2 million as of December 31, 2005. The ratio of 90 days delinquent loans to total loans was 1.2% as of December 31, 2007, compared with 0.31% as of December 31, 2006, and 0.40% as of December 31, 2005. The increase from 2006 to 2007 was due primarily to a loan in the amount of $6.3 million to a law firm and a $1.5 million construction loan. The construction loan has since been brought current.

We generally place a loan on nonaccrual status and cease to accrue interest when the loan becomes 90 days past due or when loan payment performance is deemed uncertain, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. We are sometimes required to revise the interest rate or repayment terms in a troubled debt restructuring. If interest on nonaccrual loans as of December 31, 2007 had been accrued under the original loan terms, approximately $722,000 would have been recorded as income during 2007, compared with interest payments of $70,000 actually recorded during 2007.

We obtain appraisals on loans secured by real estate with principal amounts in excess of $250,000 and may update such appraisals for loans categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses. We record real estate acquired through foreclosure at fair value at the time of acquisition, less estimated costs to sell the property.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Nonaccrual loans	$11,208	$9,411	$3,064	$2,760	$2,794
Accruing loans past due 90 days or more	2,183	96	420	1,500	—
Restructured loans	—	—	—	—	—

Total nonperforming loans	13,391	9,507	3,484	4,260	2,794
Investment in real estate	835	235	1,084	1,852	5,963

Total nonperforming assets	$14,226	$9,742	$4,568	$6,112	$8,757

Nonperforming assets to total loans and investment in real estate	1.30%	1.07%	0.56%	0.92%	1.40%

Nonperforming assets were $14.2 million, $9.7 million and $4.6 million as of December 31, 2007, 2006 and 2005. Our ratio of nonperforming assets to total loans and investment in real estate was 1.30% and 1.07% as of December 31, 2007 and 2006. The increase in nonaccrual loans in 2007 was primarily attributable to purchased residential mortgages and three commercial loans. The increase in nonaccrual loans in 2006 was attributable primarily to one loan to a law firm in the amount of $6.3 million. Repayment of a major portion of this loan is primarily dependant on a lawsuit which has been settled and the proceeds placed in escrow, but distribution of the attorneys’ fee to our client is pending final court action. In 2007, we allocated $2.3 million of the allowance for loan losses to cover the estimated loss resulting from this loan. Loans 90 days past due and still accruing were $2.2 million at December 31, 2007 due primarily to one loan in the amount of $1.5 million, which is now current.

As of December 31, 2007 and 2006, investment in real estate was comprised primarily of real estate acquired in settlement of loans. As of December 31, 2003 through December 31, 2005, investment in real estate was comprised primarily of branch locations that were purchased but not used and decreased during these periods as the result of sales of such locations.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list which helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans included on the watch list that are not otherwise classified show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared with those of a satisfactory credit.

In establishing the appropriate classification for specific assets, we consider, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s repayment history and the current delinquent status. As a result of this process, loans are classified as substandard, doubtful or loss.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. Loans classified as “loss” are those loans that are in the process of being charged off. Once a loan is deemed uncollectible as contractually agreed, the loan is charged off either partially or in-full against the allowance for loan losses.

As of December 31, 2007, we had $11.4 million of loans classified as substandard, $6.9 million classified as doubtful and none classified as loss. As of December 31, 2007, we had specific allocations of $2.6 million in the allowance for loan losses related to these classified loans. As of December 31, 2006, we had $1.1 million of loans classified as substandard, $9.3 million classified as doubtful and none classified as loss. As of December 31, 2006, we had specific allocations of $5.0 million in the allowance for loan losses related to these classified loans. The change in specific reserve from 2006 to 2007 was due primarily to the reduction in the specific reserve for the loan to the aforementioned law firm because of a better estimate of case settlement proceeds.

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

The allowance for loan losses represents our estimate of the amount necessary to provide for losses inherent in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy in comparison with peer institutions.

The allowance for loan losses is comprised of two components: specific reserves and general reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, we measure impairment in accordance with SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for

Impairment of a Loan—Income Recognition and Disclosures. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on our current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, we consider factors such as our historical loan loss experience, the experience, ability and effectiveness of our lending management and staff, the effectiveness of our loan policies, procedures and internal controls, strategic initiatives, the composition and concentrations of credit, nonperforming and loan classification trends, the effectiveness of the internal loan review function and general economic conditions. Our emphasis on continued growth of our loan portfolio through the origination of commercial and commercial real estate loans has been one of the more significant factors we have taken into account in evaluating the general reserve. Based on these factors, we apply estimated percentages to the various categories of loans, not including any loan that has a specific reserve allocated to it, based on our historical experience, portfolio trends and economic and industry trends. We use this information to set the general reserve portion of the allowance for loan losses at a level we deem prudent.

Prior to 2007, we maintained an unallocated component within our allowance for loan losses based on additional risks of losses that were not quantified precisely or attributed to particular loans or types of loans. During 2007, we revised our allowance methodology to provide for a more specific allocation of reserves. As of December 31, 2007, all of the allowance for loan losses was allocated to specific loan categories based on the factors discussed above and therefore no unallocated allowance remained at December 31, 2007. This compares with an unallocated portion of $209,000, or 2.3% of the total allowance, as of December 31, 2006, and none as of December 31, 2005.

Based on an evaluation of the loan portfolio, we present a quarterly review of the allowance for loan losses to Encore Bank’s asset classification committee and our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We used the same methodology and generally similar assumptions in assessing the allowance for both comparison periods. The allowance for loan losses was $11.2 million as of December 31, 2007 compared with $9.1 million as of December 31, 2006 and $8.7 million as of December 31, 2005. These increases primarily reflect the growth in the loan portfolio and changes in historical loss factors and other qualitative factors.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Average loans outstanding	$972,760	$840,330	$747,079	$626,225	$541,647

Total loans outstanding at end of period	$1,097,268	$908,368	$808,204	$660,694	$617,781

Allowance for loan losses at beginning of period	$9,056	$8,719	$7,658	$5,604	$4,668
Charge-offs:
Commercial:
Commercial	(62)	(1,488)	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	(79)	—	—	—	—

Total commercial	(141)	(1,488)	—	—	—
Consumer:
Residential real estate	(950)	(210)	(326)	(317)	(1,451)
Home equity lines	(334)	(236)	(12)	—	(70)
Consumer installment—indirect	(962)	(1,362)	(1,491)	(663)	(238)
Consumer other	(226)	(558)	(701)	(757)	(1,550)

Total consumer	(2,472)	(2,366)	(2,530)	(1,737)	(3,309)

Total charge-offs	(2,613)	(3,854)	(2,530)	(1,737)	(3,309)

Recoveries:
Commercial:
Commercial	46	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—

Total commercial	46	—	—	—	—

Consumer:
Residential real estate	212	187	98	451	225
Home equity lines	43	1	1	—	—
Consumer installment—indirect	294	405	147	64	20
Consumer other	94	107	147	117	100

Total consumer	643	700	393	632	345

Total recoveries	689	700	393	632	345

Net charge-offs	(1,924)	(3,154)	(2,137)	(1,105)	(2,964)

Provision for loan losses	4,029	3,491	3,198	3,159	3,900

Allowance for loan losses at end of period	$11,161	$9,056	$8,719	$7,658	$5,604

Ratio of net charge-offs to average loans	0.20%	0.38%	0.29%	0.18%	0.55%
Ratio of allowance for loan losses to period end loans	1.02%	1.00%	1.08%	1.16%	0.91%
Ratio of allowance for loan losses to nonperforming loans	83.35%	95.26%	250.26%	179.77%	200.57%

For the past three years, many of our net charge-offs were related to consumer installment-indirect loans, a line of business that we discontinued in 2005, although we will continue to hold these types of loans until they are repaid. The higher level of charge-offs is reflected in the pricing of these loans. Excluding the net charge-offs related to consumer installment-indirect loans, our ratio of net charge-offs to average loans was 0.13%, 0.26%, and 0.11% for the years ended December 31, 2007, 2006 and 2005. We began originating commercial loans in 2002, and until 2006, we did not have any charge-offs of such loans. The $1.5 million commercial loan charge-off in 2006 was primarily related to one loan to a law firm.

Allocated Allowance for Loan Losses. The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans. The allowance allocation changed from 2006 to 2007 due to modest shifts in our loan portfolio. We lowered the specific reserve for the loan to a law firm and we increased the allocation for all real estate loans due to the increase in the size of the real estate portfolio as well as general concern over economic conditions.

	As of December 31,
	2007		2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial:
Commercial	$4,107	11.6%	$6,486	12.5%
Commercial real estate	3,090	25.3	368	21.0
Real estate construction	1,190	9.2	312	13.4

Total commercial	8,387	46.1	7,166	46.9
Consumer:
Residential real estate	1,868	42.5	250	37.0
Home equity lines	308	7.2	104	8.6
Consumer installment—indirect	404	2.3	864	4.9
Consumer other	194	1.9	463	2.6

Total consumer	2,774	53.9	1,681	53.1
Unallocated	—	—	209	—

Total allowance for loan losses	$11,161	100.0%	$9,056	100.0%

	As of December 31,
	2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial:
Commercial	$4,588	12.2%	$4,395	11.0%	$532	8.6%
Commercial real estate	1,323	16.8	757	11.6	459	7.6
Real estate construction	285	8.1	102	5.5	138	2.7

Total commercial	6,196	37.1	5,254	28.1	1,129	18.9
Consumer:
Residential real estate	494	41.1	544	52.1	1,832	62.9
Home equity lines	86	8.6	11	1.8	—	—
Consumer installment—indirect	1,399	9.2	1,087	11.6	727	8.3
Consumer other	544	4.0	762	6.4	1,517	9.9

Total consumer	2,523	62.9	2,404	71.9	4,076	81.1
Unallocated	—	—	—	—	399	—

Total allowance for loan losses	$8,719	100.0%	$7,658	100.0%	$5,604	100.0%

We believe that the allowance for loan losses as of December 31, 2007 is adequate to cover probable losses inherent in the portfolio as of such date. The estimate of losses represented by the allowance is subject to change as more information becomes known. Future losses, which could vary greatly in amount, will be recognized through future loan loss provisions in the period in which such losses are determined.

Investment Securities

The securities portfolio serves as a source of liquidity and earnings and is used to manage interest rate risk and to ensure collateral is available for pledging requirements. Securities within the portfolio are classified as held-to-maturity, available-for-sale or trading based on the intent and objective of the investment and the ability to hold to maturity. As of December 31, 2007, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity called other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $12.2 million as of December 31, 2007 compared with $83.7 million as of December 31, 2006 and $108.8 million as of December 31, 2005. The decrease was primarily due to normal pay downs and sales of securities. Available-for-sale securities with a carrying value of $71.1 million were sold in the year ended December 31, 2007. As of December 31, 2007, $3.8 million, or 31.2%, of the available-for-sale securities were invested in mortgage-backed securities, compared with $75.2 million, or 90.0%, as of December 31, 2006. The remainder of the available-for-sale portfolio was invested primarily in securities to support our community reinvestment obligations.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity or on a long-term basis are classified as held-to maturity. Held-to-maturity securities decreased to $134.1 million as of December 31, 2007 compared with $172.6 million as of December 31, 2006 and $214.3 million as of December 31, 2005, due primarily to sales and pay downs of such securities. Held-to-maturity securities that were sold in 2007 had a carrying value of $7.4 million and less than 15% of the original principal amount at acquisition remaining. All of the securities in the held-to-maturity category were mortgage-backed securities.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$3,910	$—	$(101)	$3,809
Other securities	8,354	51	(7)	8,398

Total	$12,264	$51	$(108)	$12,207

Held-to-maturity:
Mortgage-backed securities	$134,056	$179	$(781)	$133,454

	As of December 31, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$76,904	$95	$(1,814)	$75,185	$98,366	$39	$(650)	$97,755
Other securities	8,547	36	(67)	8,516	11,101	63	(115)	11,049

Total	$85,451	$131	$(1,881)	$83,701	$109,467	$102	$(765)	$108,804

Held-to-maturity:
Mortgage-backed securities	$172,555	$36	$(5,202)	$167,389	$214,270	$18	$(5,057)	$209,231

Certain investment securities are valued at less than their historical cost. We believe these declines resulted primarily from increases in market interest rates. Because the declines in market value are due to changes in interest rates and not credit quality, and because we have the ability and intent to hold these securities until there is a recovery in fair value, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period the other than temporary impairment is identified.

As of December 31, 2007, we had net unrealized losses of $659,000 in the securities portfolio compared with net unrealized losses of $6.9 million as of December 31, 2006. The $6.3 million decrease in net unrealized losses is primarily attributable to changes in market interest rates from December 31, 2006 to December 31, 2007. As of December 31, 2006, we had net unrealized losses of $6.9 million compared with net unrealized losses of $5.7 million as of December 31, 2005. The $1.2 million increase in net unrealized losses was primarily due to rising interest rates.

Mortgage-backed securities (MBSs) are securities that have been developed by pooling a number of real estate mortgages and are principally issued by “quasi-federal” agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Investors generally assume that the Federal government will support these agencies, although it is under no obligation to do so. Other MBSs are issued by Ginnie Mae, which is a Federal agency, and are guaranteed by the U.S. government.

Unlike U.S. government securities, which have a lump sum payment at maturity, MBSs provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. MBSs which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, MBSs purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate MBSs do not tend to experience heavy prepayments of principal, and consequently the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated lives of these securities.

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2007. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	As of December 31, 2007
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$3,910	5.06%	$3,910	5.06%
Other securities	—	—	—	—	—	—	688	7.82	688	7.82
Held-to-maturity:
Mortgage-backed securities	—	—	97,964	3.57	—	—	36,092	4.39	134,056	3.79

Total	$—	—%	$97,964	3.57%	$—	—%	$40,690	4.52%	138,654	3.85

Equity securities									7,666	—

Total securities									$146,320	3.65%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. A third party analysis of our MBSs as of December 31, 2007 shows the estimated average lives for fixed MBSs to be 1.93 years and for adjustable MBSs to be 4.03 years. The estimated average life will change if interest rates change. The average life of the total securities portfolio is 2.46 years as of December 31, 2007.

Goodwill and Other Intangible Assets

SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 also addresses the accounting for goodwill and other intangible assets subsequent to their acquisition and provides that intangible assets with finite useful lives should continue to be amortized and that goodwill and intangible assets with indefinite lives should no longer be amortized, but rather, they should be tested annually for impairment.

The change in our carrying amount of goodwill for the years ended December 31, 2007 and 2006 is as follows:

	For the Years Ended December 31,
	2007	2006
	(dollars in thousands)
Balance, beginning	$27,869	$26,873
Goodwill from acquisitions	73	996

Balance, ending	$27,942	$27,869

Deposits

Deposits are our primary source of funds and we rely on our private client offices to attract and retain those deposits. We offer a variety of products, which consist of noninterest-bearing and interest-bearing checking accounts, money market and savings accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. From time to time, we also purchase brokered deposits. Our deposits averaged $1.0 billion for the year ended December 31, 2007, $882.6 million for 2006 and $767.4 million for 2005.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. The rising cost of our deposits over the past few years reflects the impact of the increase in the Federal Funds rate from 2005 through 2007. In addition, we have at times offered special products or attractive rates so that our deposits will keep up with our loan growth. The average cost of deposits, including noninterest-bearing deposits, for the year ended December 31, 2007 was 3.82% compared with 3.46% for the year ended December 31, 2006. The increase in average cost of deposits was primarily due to the rise in short-term interest rates during 2006.

As of December 31, 2007, core deposits were $824.8 million, or 79.2%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 20.8% of total deposits. As of December 31, 2007, total deposits increased to $1.0 billion from year end 2006, an increase of $10.6 million, or 1.0%. During this time period, the mix of deposits changed as noninterest-bearing deposits decreased $25.1 million to $106.4 million, or 19.1%, and interest checking, money market and savings and time deposits increased $35.7 million to $935.0 million, or 4.0%. The decrease in noninterest-bearing deposits was primarily due to a decrease in the balance of some large commercial deposits and the increase in interest-bearing deposits was primarily due to new private client offices.

As of December 31, 2006, total deposits increased to $1.0 billion from $815.1 million, an increase of $215.7 million, or 26.5%. The increase in deposits in 2006 was primarily due to business generated by newly employed commercial loan officers and new private client offices.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$109,448	—%	$87,788	—%	$57,045	—%
Interest checking	172,701	2.97	168,881	2.50	146,457	1.72
Money market and savings	348,567	4.23	264,219	3.96	230,632	2.54
Time deposits less than $100,000	175,393	4.86	171,390	4.23	154,892	3.64

Core deposits	806,109	3.52	692,278	3.17	589,026	2.38

Time deposits $100,000 and greater	192,234	5.02	176,461	4.49	140,013	3.69
Brokered deposits	13,220	4.54	13,842	4.80	38,319	2.80

Total deposits	$1,011,563	3.82%	$882,581	3.46%	$767,358	2.64%

The following table sets forth the amount of our time deposits as of December 31, 2007 that are $100,000 and greater by time remaining until maturity:

As of December 31, 2007
(dollars in thousands)
Three months or less	$45,982
Over three months through six months	45,750
Over six months through one year	74,756
Over one year	35,444

Total	$201,932

While a majority of the time deposits in amounts of $100,000 and greater will mature within one year, we expect that a significant portion of these deposits will be renewed as the rates we offer on time deposits are competitive in the market. If a significant portion of the time deposits are not renewed, it would have an adverse effect on our liquidity. We monitor maturities and have other available funding sources such as FHLB advances to mitigate this effect.

Borrowings and Repurchase Agreements and Junior Subordinated Debentures

We utilize borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically advances from the FHLB, which have terms ranging from overnight to several years. All borrowings from the FHLB are collateralized by a blanket lien on Encore Bank’s mortgage-related assets. Additionally, we borrow from other financial institutions using investment securities as collateral and have issued junior subordinated debentures to subsidiary trusts.

Our borrowings and repurchase agreements were $173.4 million as of December 31, 2007. The outstanding balance as of December 31, 2007 includes $25.0 million in short-term FHLB advances, $95.0 million in long-term FHLB advances (which have various call dates prior to the maturity date) and $53.1 million in repurchase agreements with clients. Additionally, as of December 31, 2007 we had $247,000 in notes payable related to the acquisition of the insurance agency.

We increased our borrowing and repurchase agreements $1.7 million, or 1.0%, to $173.4 million as of December 31, 2007 from $171.7 million as of December 31, 2006.

The following table summarizes our outstanding borrowings and repurchase agreements at the dates indicated:

	As of and for the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Ending balance	$173,395	$171,732	$375,752
Average balance for the period	165,647	298,907	410,378
Maximum month-end balance during the period	173,395	378,323	449,615

Average interest rate for the period	4.24%	4.48%	4.09%
Weighted average interest rate at the end of the period	3.95%	4.27%	4.39%

On April 19, 2007, we issued $15.5 million of junior subordinated debentures to Encore Capital Trust III. The junior subordinated debentures, which mature on April 19, 2037, bear a fixed rate of 6.85% until April 19, 2012, at which date we may call the junior subordinated debentures, and a floating rate equal to

3 month LIBOR + 1.75% thereafter. With the proceeds of these junior subordinated debentures, on April 23, 2007 we redeemed an aggregate of $15.5 million of junior subordinated debentures we had issued on April 10, 2002 at a floating rate equal to 6 month LIBOR + 3.70%.

As of December 31, 2007, we had two issues of junior subordinated debentures outstanding totaling $20.6 million as follows:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of December 31, 2007	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	7.94%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85% (2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from the issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payments of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by us. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided that such trust has funds available for such obligations.

Under the provisions of each issue of the junior subordinated debentures, we have the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the junior subordinated debentures are deferred, the distributions on the applicable trust preferred securities will also be deferred. However, the interest due would continue to accrue during any such interest payment deferral period.

The trust preferred securities issued by the trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that we can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective on March 31, 2009. As of December 31, 2007, the new rules would not have effected the amount of trust preferred securities that we may include in our Tier 1 capital.

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures we issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50% of

Tier 1 capital. In addition, under the regulations, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Liquidity and Funding

Our liquidity represents our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers also affect our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. As of December 31, 2007 and 2006, our average deposits were $1.0 billion, or 75.4% of average total assets, and $882.6 million, or 67.0% of average total assets.

In July 2007, we completed our initial public offering of 1,904,761 shares of our common stock at $21.00 per share. In August 2007, our underwriters exercised their over-allotment option for an additional 285,714 shares of our common stock, also at $21.00 per share. Our net proceeds, including the over-allotment shares, were $41.4 million. Of the net proceeds, $10.0 million was contributed to the capital of Encore Bank to support anticipated balance sheet growth and the remainder will be used for general corporate purposes, including possible future acquisitions. In addition, we have raised capital through the issuance of junior subordinated debentures in connection with trust preferred securities issuances by various non-consolidated statutory trust subsidiaries in September 2003 and April 2007.

Funds are also available from borrowings from the FHLB pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities) and repurchase agreements. As of December 31, 2007, we had $189.3 million in available credit from the FHLB.

The primary source of our parent company funding has been dividends from our subsidiary bank, the payment of which is subject to bank regulatory limitations. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to us.

Shareholders’ Equity and Puttable Common Stock

Shareholders’ equity increased $51.8 million, or 49.0%, to $157.5 million as of December 31, 2007 compared with $105.7 million as of December 31, 2006, primarily due to our initial public offering and net earnings. Our ratio of average shareholders’ equity and puttable common stock to average assets increased to 9.64% as of December 31, 2007 compared with 7.66% as of December 31, 2006.

Shareholders’ equity and puttable common stock increased $8.2 million, or 8.4%, to $105.7 million as of December 31, 2006, compared with $97.5 million as of December 31, 2005. Our ratio of average shareholders’ equity and puttable common stock to average assets increased to 7.66% as of December 31, 2006 compared with 6.75% as of December 31, 2005.

The acquisition agreement and related put agreement, pursuant to which we issued cash and 773,616 shares of common stock in exchange for all of the shares of Linscomb & Williams, gave the shareholders of Linscomb & Williams a non-transferable right to put such stock back to us on August 31, 2009, in exchange for all of the shares of Linscomb & Williams if such put right was not otherwise extinguished pursuant to the terms of the agreement. The put option was extinguishable at any time if our common stock became listed for trading on the New York Stock Exchange, the NASDAQ National Market (now known as the NASDAQ Global Market) or the American Stock Exchange, or we were acquired by another company in a transaction in which our shareholders receive securities, cash or a combination thereof, issued by a publicly traded company on or before August 31, 2009. At December 31, 2006 and 2005, we classified the puttable common stock outside of shareholders’ equity as the ability to extinguish the put was not considered to be completely within our control. The put agreement was terminated on March 30, 2007. As a result, the puttable common stock was reclassified and included in shareholders’ equity as of March 31, 2007.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. From time to time, we have issued trust preferred securities through a subsidiary trust either to fund organic growth or to support an acquisition. Trust preferred securities can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of Tier 1 regulatory capital. Any amount above this limit can be eligible for treatment as Tier 2 capital. We currently have the capacity to issue additional trust preferred securities that would be treated as Tier 1 capital.

Each of the federal bank regulatory agencies has established minimum capital adequacy and leverage capital requirements for banking organizations. Since the conversion of Encore Bank to a national bank on March 30, 2007, Encore Bank is subject to the capital adequacy requirements of the OCC and we, as a bank holding company, are subject to the capital adequacy requirements of the Federal Reserve. As of the most recent notification from the OCC, Encore Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized,” Encore Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table below. There are no conditions or events since that notification that we believe have changed Encore Bank’s capital position. We intend that Encore Bank will maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the OCC.

The following table presents capital amounts and ratios for us and Encore Bank as of December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$143,273	10.47%	$54,737	4.00%	$	N/A	N/A
Tier 1 risk-based	143,273	13.59	42,161	4.00		N/A	N/A
Total risk-based	154,434	14.65	84,323	8.00		N/A	N/A

Encore Bank, N.A.
Leverage (1)	$110,039	8.01%	$54,952	4.00%		$68,690	5.00%
Tier 1 risk-based	110,039	10.47	42,048	4.00		63,073	6.00
Total risk-based	121,200	11.53	84,097	8.00		105,121	10.00

(1)	As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.28% as of December 31, 2007 and at least 7.75% as of December 31, 2008.

The risk-based capital requirements of the Federal Reserve and the OCC define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have Tier 1 capital of at least 4.0% to be “adequately capitalized” and at least 6.0% to be “well capitalized” and total risk-based capital (Tier 1 and Tier 2) of at least 8.0% of total risk-weighted assets to be “adequately capitalized” and at least 10.0% to be “well capitalized.” Tier 1 capital generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. Tier 2 capital may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is total risk-based capital.

The Federal Reserve has also adopted guidelines which supplement the risk-based capital standards with a minimum ratio of Tier 1 capital to average total consolidated assets (leverage ratio) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% in order to be categorized as “adequately capitalized” and at least 5.0% to be categorized as “well capitalized.” These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Encore Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank meet certain additional capital requirements. Specifically, as of December 31, 2007, Encore Bank was required to have a leverage ratio of at least 7.28% and as of December 31, 2008, Encore Bank is required to have a leverage ratio of at least 7.75%. As of December 31, 2007, Encore Bank’s leverage ratio was 8.01%.

Asset/Liability Management

Our asset liability and funds management policy provides us with the necessary guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We seek to maintain a sensitivity position within established guidelines.

As a financial institution, the primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the assets and liabilities, other than those which have a short term to maturity. Because of the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Interest rate risk is the potential of economic loss due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. We recognize that certain risks are inherent, and that the goal is to identify and understand the risks.

We actively manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our asset/liability management committee (ALCO). The ALCO, which is composed primarily of senior officers of Encore Bank, has the responsibility for ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. On a regular basis, the ALCO monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.

We utilize a net interest income simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was liability sensitive as of December 31, 2007. Given an instantaneous 100 basis point increase in rates that was sustained for 12 months, our base net interest income would decrease by an estimated 1.0% for the year ended December 31, 2007. Given a 100 basis point decrease in interest rates for the same period, our base net interest income would increase by an estimated 1.3% for the year ended December 31, 2007.

The following table sets forth the net interest income simulation analysis as of December 31, 2007:

Interest Rate Scenario	% Change in Net Interest Income
+200 basis points	(2.8)%
+100 basis points	(1.0)%
Base	—
–100 basis points	1.3%
–200 basis points	1.9%

We also manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of interest-earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we have. From time to time, we may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts, or forward delivery contracts to reduce interest rate risk. As of December 31, 2007, we had no hedging instruments.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. A measurement of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (gap). Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. An institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, an institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to increase net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.

The following table sets forth our interest rate sensitivity analysis as of December 31, 2007:

	Volumes Subject to Repricing Within
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Non-Rate Sensitive	Total Balance
	(dollars in thousands)
Earning assets:
Mortgages held-for-sale	$—	$1,396	$—	$—	$—	$—	$—	$—	$1,396
Loans	379,530	29,445	57,308	112,553	190,951	275,345	47,093	5,043	1,097,268
Securities	4,470	12,527	19,112	18,045	35,399	54,797	2,271	(358)	146,263
Other interest-earning assets	65,478	—	—	—	—	—	—	—	65,478

Total earning assets	449,478	43,368	76,420	130,598	226,350	330,142	49,364	4,685	1,310,405
Interest-bearing liabilities:
Interest checking, money market and savings	524,552	—	—	—	—	—	—	—	524,552
Time deposits	23,046	68,032	94,423	144,084	24,952	55,903	—	—	410,440
FHLB advances	—	75,000	25,000	—	10,000	10,000	—	—	120,000
Borrowings and repurchase agreements	53,148	—	—	—	247	—	—	—	53,395
Junior subordinated debentures	—	5,155	—	—	—	15,464	—	—	20,619

Total interest-bearing liabilities	600,746	148,187	119,423	144,084	35,199	81,367	—	—	1,129,006

Interest rate sensitivity gap	$(151,268)	$(104,819)	$(43,003)	$(13,486)	$191,151	$248,775	$49,364	$4,685	$181,399

Cumulative interest rate sensitivity gap	$(151,268)	$(256,087)	$(299,090)	$(312,576)	$(121,425)	$127,350	$176,714

Cumulative interest rate sensitive assets to rate sensitive liabilities	74.8%	65.8%	65.6%	69.1%	88.4%	111.3%	115.7%
Cumulative gap as a percent of total earning assets	(11.5)%	(19.5)%	(22.8)%	(23.9)%	(9.3)%	9.7%	13.5%

Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in the calculations in the table. As a result of these shortcomings, we focus more on a net interest income simulation model than on gap analysis. Although the gap analysis reflects a ratio of cumulative gap to total earning assets within acceptable limits, the net interest income simulation model is considered by management to be more informative in forecasting future income at risk.

We face the risk that borrowers might repay their loans sooner than the contractual maturity. If interest rates fall, our borrowers might repay their loans, forcing us to reinvest in a potentially lower yielding asset. This prepayment would have the effect of lowering the overall portfolio yield which may result in lower net interest income. We have assumed that these loans will prepay, if the borrower has sufficient incentive to do so, using prepayment tables provided by third party consultants. In addition, some of our assets, such as mortgage-backed securities or purchased loans, are held at a premium, and if these assets prepaid, we would have to write down the premium, which would temporarily reduce the yield.

Contractual Obligations

The following table presents the payments due by period for our contractual obligations (other than deposit obligations) as of December 31, 2007:

	Payments due in:
	2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(dollars in thousands)
Operating leases	$3,091	$5,987	$4,862	$6,798	$20,738
FHLB advances	25,000	—	—	95,000	120,000
Other borrowed funds	53,148	247	—	—	53,395
Junior subordinated debentures	—	—	—	20,619	20,619

Total	$81,239	$6,234	$4,862	$122,417	$214,752

The $95.0 million in long-term FHLB advances have various call dates prior to the maturity date.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions to meet the financing needs of our clients which, in accordance with US GAAP, are not included in our consolidated balance sheet. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Our commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2007 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Payments due in:
	2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(dollars in thousands)
Standby letters of credit	$5,648	$221	$507	$—	$6,376
Commitments to extend credit	202,793	20,750	4,591	51,746	279,880

Total	$208,441	$20,971	$5,098	$51,746	$286,256

Standby Letters of Credit. Standby letters of credit are written conditional commitments we issue to guarantee the performance of a client to a third party. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client.

Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon clients maintaining specific credit standards at the time of funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses.

Impact of Inflation and Changing Prices

Our financial statements and related notes included in this Form 10-K have been prepared in accordance with US GAAP. These require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation. We have an asset and liability structure that is essentially monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Periods of high inflation are often accompanied by relatively higher interest rates, and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on our loans and investments, the value of these assets decreases or increases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of our financial instruments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Asset/Liability Management. Our principal market risk exposure is to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements, the report thereon, the notes thereto and supplementary data commence on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

We have determined that we did not maintain effective controls over cost-basis investments (equity securities without a readily determinable market value). Specifically, we did not have formal documented policies and procedures in place to determine the fair value of this particular type of investment or assess whether such investment was impaired. The lack of this control could potentially result in us not detecting an other than temporary impairment in the quarter in which it should be recognized, which could result in a material adjustment to earnings. The fair value of these cost-basis investments should be determined and a formal process performed at least quarterly to ascertain if there is an “other than temporary” impairment. If we determine that any impairment is “other than temporary”, a write-down of these cost-basis investments should be recorded at such time. At December 31, 2007, our cost basis in these assets was approximately $2.0 million.

Subsequent to December 31, 2007, we performed an impairment analysis and determined that there was no “other than temporary” impairment in these cost-basis investments at December 31, 2007. We have initiated controls and procedures to remediate this control deficiency.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board of Directors—Audit Committee”, “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item is incorporated herein by reference under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2008 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. We will furnish a copy of any exhibit to shareholders upon written request to Encore Bancshares, Inc. and payment of a reasonable fee.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit (1)	Description
2.1	Stock Purchase Agreement, dated as of September 21, 2004, by and among Encore Bancshares, Inc., National Fiduciary Services, N.A., Memorial Funding, Inc. and William E. and Kathleen Mercer (incorporated herein by reference to Exhibit 2.2 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the “S-1 Registration Statement”))

2.2	Amendment to Stock Purchase Agreement, dated as of March 15, 2005, by and among Encore Bancshares, Inc., National Fiduciary Services, N.A., Memorial Funding, Inc. and William E. and Kathleen Mercer (incorporated herein by reference to Exhibit 2.3 to the S-1 Registration Statement)

2.3	Agreement and Plan of Reorganization, dated as of August 29, 2005, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.4 to the S-1 Registration Statement)

2.4	First Amendment to Agreement and Plan of Reorganization, dated July 28, 2006, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.5 to the S-1 Registration Statement)

2.5	Second Amendment to Agreement and Plan of Reorganization, dated March 30, 2007, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to the S-1 Registration Statement)

2.6	Stock Purchase Agreement, dated June 28, 2006, by and among Regions Bank, Encore Trust Company and RF Trust Company, Inc. (incorporated herein by reference to Exhibit 2.7 to the S-1 Registration Statement)

2.7	Agreement and Plan of Merger, dated as of June 1, 2007, by and between Encore Trust Company, N.A. and Encore Bank, N.A. (incorporated herein by reference to Exhibit 2.8 to the S-1 Registration Statement)

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the S-1 Registration Statement)

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement)

3.3	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement)

Exhibit (1)	Description
4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement)

10.1†	Encore Bancshares, Inc. 2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the S-1 Registration Statement)

10.2†	Form of Encore Bancshares, Inc. Stock Option Award Terms and Conditions and corresponding notice (incorporated herein by reference to Exhibit 10.2 to the S-1 Registration Statement)

10.3†	Form of Encore Bancshares, Inc. Restricted Stock Award Agreement and corresponding notice (incorporated herein by reference to Exhibit 10.3 to the S-1 Registration Statement)

10.4†	Executive Employment Agreement dated June 12, 2006 between William Reed Moraw and Town & Country Insurance Agency, Inc. (incorporated herein by reference to Exhibit 10.13 to the S-1 Registration Statement)

10.5†	Amended and Restated Letter Change-in-Control Agreement dated July 16, 2007 between James S. D’Agostino, Jr. and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.14 to the S-1 Registration Statement)

10.6†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between J. Harold Williams and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.15 to the S-1 Registration Statement)

10.7†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between G. Walter Christopherson and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.16 to the S-1 Registration Statement)

10.8†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between Heidi L. Davis and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.17 to the S-1 Registration Statement)

10.9†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between George F. Williams and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.18 to the S-1 Registration Statement)

10.10†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between Daniel J. Linscomb and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.19 to the S-1 Registration Statement)

10.11†	Amended and Restated Letter Change-in-Control Agreement dated July 16, 2007 between L. Anderson Creel and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.20 to the S-1 Registration Statement)

10.12†	Amended and Restated Letter Change-in-Control Agreement dated July 16, 2007 between Robert D. Mrlik and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement)

10.13†	Amended and Restated Letter Change-in-Control Agreement dated July 16, 2007 between Thomas Ray and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.22 to the S-1 Registration Statement)

10.14†	Form of Indemnity Agreement with directors of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

Exhibit (1)	Description

10.15†	Form of Indemnity Agreement with directors of Encore Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

21.1	List of Subsidiaries of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 to Encore Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30,2007)

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	Encore Bancshares, Inc. has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. We hereby agree to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BANCSHARES, INC.
(Registrant)
Dated: March 14, 2008	By:	/s/ James S. D’Agostino, Jr.
James S. D’Agostino, Jr. Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ L. Anderson Creel L. Anderson Creel	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2008

/s/ G. Walter Christopherson G. Walter Christopherson	Director	March 14, 2008

/s/ Charles W. Jenness Charles W. Jenness	Director	March 14, 2008

/s/ John Bryan King John Bryan King	Director	March 14, 2008

/s/ Walter M. Mischer, Jr. Walter M. Mischer, Jr.	Director	March 14, 2008

/s/ Edwin E. Smith Edwin E. Smith	Director	March 14, 2008

/s/ Eugene H. Vaughan Eugene H. Vaughan	Director	March 14, 2008

/s/ David E. Warden David E. Warden	Director	March 14, 2008

/s/ Steven A. Webster Steven A. Webster	Director	March 14, 2008

/s/ Randa Duncan Williams Randa Duncan Williams	Director	March 14, 2008

ENCORE BANCSHARES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the consolidated balance sheets of Encore Bancshares, Inc. (a Texas corporation) and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment” on January 1, 2006.

/s/    Grant Thornton LLP

Houston, Texas

March 13, 2008

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$18,817	$27,428
Interest-bearing deposits in banks	18,581	2,904
Federal funds sold and other temporary investments	41,017	8,764

Cash and cash equivalents	78,415	39,096
Securities available-for-sale, at estimated fair value	12,207	83,701
Securities held-to-maturity, at amortized cost	134,056	172,555
Mortgages held-for-sale	1,396	57,769
Loans receivable	1,097,268	908,368
Allowance for loan losses	(11,161)	(9,056)

Net loans receivable	1,086,107	899,312
Federal Home Loan Bank of Dallas stock, at cost	5,880	7,719
Investments in real estate	835	235
Premises and equipment, net	16,831	12,639
Goodwill	27,942	27,869
Other intangible assets, net	6,780	7,618
Cash surrender value of life insurance policies	14,091	13,551
Accrued interest receivable and other assets	16,657	14,779

	$1,401,197	$1,336,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$106,382	$131,476
Interest-bearing	934,992	899,335

Total deposits	1,041,374	1,030,811
Borrowings and repurchase agreements	173,395	171,732
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,330	8,004

Total liabilities	1,243,718	1,231,166
Commitments and contingencies	—	—
Puttable common stock, $1 par value, 773,616 shares issued and outstanding at December 31, 2006	—	774
Puttable common stock in excess of par	—	9,492

Total puttable common stock	—	10,266
Shareholders’ equity:
Preferred stock, $1 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 10,127,840 shares at December 31, 2007 and 7,016,699 shares at December 31, 2006 issued	10,128	7,016
Additional paid-in capital	108,173	57,585
Retained earnings	39,763	32,529
Common stock in treasury, at cost (4,000 shares at December 31, 2007 and 2006)	(69)	(69)
Accumulated other comprehensive loss	(516)	(1,650)

Total shareholders’ equity	157,479	95,411

	$1,401,197	$1,336,843

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005
Interest income:
Loans, including fees	$67,999	$56,753	$44,362
Mortgages held-for-sale	3,733	6,546	4,958
Securities	6,923	11,239	14,273
Federal funds sold and other temporary investments	2,772	1,272	1,060

Total interest income	81,427	75,810	64,653
Interest expense:
Deposits	38,659	30,520	20,256
Borrowings and repurchase agreements	7,029	13,378	16,765
Junior subordinated debentures	1,564	1,739	1,379

Total interest expense	47,252	45,637	38,400

Net interest income	34,175	30,173	26,253
Provision for loan losses	4,029	3,491	3,198

Net interest income after provision for loan losses	30,146	26,682	23,055
Noninterest income:
Trust and investment management fees	17,546	17,315	10,548
Mortgage banking	5,506	10,661	12,373
Insurance commissions and fees	5,942	5,456	4,618
Real estate operations, including net gain on sales	366	334	362
Net gain (loss) on sale of available-for-sale securities	(181)	—	243
Other	1,787	1,317	1,190

Total noninterest income	30,966	35,083	29,334
Noninterest expense:
Compensation	30,117	31,047	27,404
Occupancy	5,764	5,465	5,376
Equipment	2,076	2,050	1,796
Advertising and promotion	1,018	1,092	985
Outside data processing	3,479	3,253	2,529
Professional fees	2,046	1,809	2,014
Intangible amortization	838	955	743
Loss on early debt extinguishment	391	—	253
Other	4,878	4,667	4,402

Total noninterest expense	50,607	50,338	45,502

Net earnings before income taxes	10,505	11,427	6,887
Income tax expense	3,121	3,949	2,098

NET EARNINGS	$7,384	$7,478	$4,789

Earnings Per Common Share:
Basic	$0.86	$1.00	$0.70
Diluted	0.79	0.94	0.66
Average common shares outstanding	8,575,595	7,501,131	6,824,712
Diluted average common shares outstanding	9,296,224	7,925,685	7,288,499

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2005, 2006 and 2007

(Dollars in thousands)

	Common stock		Additional paid-in capital	Deferred compensation	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2005	6,173,832	$6,174	$47,222	$(1,077)	$20,262	$—	$470	$73,051
Compensation cost related to stock options	—	—	33	—	—	—	—	33
Issuance of common shares	490,397	490	7,914	—	—	—	—	8,404
Issuance of common shares for acquisitions	170,164	170	1,865	—	—	—	—	2,035
Issuance of restricted stock	94,100	94	1,536	(1,630)	—	—	—	—
Compensation cost related to restricted stock	—	—	—	476	—	—	—	476
Forfeitures of restricted stock	(3,550)	(3)	(52)	55	—	—	—	—
Purchase of treasury stock (7,000 shares)	—	—	—	—	—	(121)	—	(121)
Comprehensive income:
Net earnings	—	—	—	—	4,789	—	—	4,789
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred tax benefit of $834 and reclassification adjustment	—	—	—	—	—	—	(1,420)	(1,420)

Total comprehensive income								3,369

Balance at December 31, 2005	6,924,943	6,925	58,518	(2,176)	25,051	(121)	(950)	87,247
Adoption of FAS 123R	—	—	(2,176)	2,176	—	—	—	—
Stock-based compensation cost recognized in earnings	—	—	1,325	—	—	—	—	1,325
Issuance of common shares	14,406	14	105	—	—	52	—	171
Issuance of restricted stock	92,450	92	(92)	—	—	—	—	—
Forfeitures of restricted stock	(15,100)	(15)	15	—	—	—	—	—
Tax effect related to stock-based compensation	—	—	(110)	—	—	—	—	(110)
Comprehensive income:
Net earnings	—	—	—	—	7,478	—	—	7,478
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred tax benefit of $394 and reclassification adjustment	—	—	—	—	—	—	(700)	(700)

Total comprehensive income								6,778

Balance at December 31, 2006	7,016,699	7,016	57,585	—	32,529	(69)	(1,650)	95,411
Reclassification of puttable common stock	773,616	774	9,492	—	—	—	—	10,266
Adoption of FIN 48	—	—	—	—	(150)	—	—	(150)
Stock-based compensation cost recognized in earnings	—	—	1,131	—	—	—	—	1,131
Issuance of common shares in public offering, net of costs	2,190,475	2,191	39,214	—	—	—	—	41,405
Issuance of common shares for exercise of options	84,000	84	696	—	—	—	—	780
Issuance of restricted stock	75,450	75	(75)	—	—	—	—	—
Forfeitures of restricted stock	(12,400)	(12)	12	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	118	—	—	—	—	118
Comprehensive income:
Net earnings	—	—	—	—	7,384	—	—	7,384
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred tax expense of $636 and reclassification adjustment	—	—	—	—	—	—	1,134	1,134

Total comprehensive income								8,518

Balance at December 31, 2007	10,127,840	$10,128	$108,173	$—	$39,763	$(69)	$(516)	$157,479

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$7,384	$7,478	$4,789
Adjustments to reconcile net earnings to net cash provided (used) by operating activities, net of effects of business combinations:
Provision for loan losses	4,029	3,491	3,198
Amortization of premiums and discounts, net	1,624	1,889	2,228
Stock-based compensation	1,131	1,391	608
Depreciation	2,494	2,369	1,932
Gain on sale of mortgage loans	(4,949)	(9,571)	(11,454)
Gain on sale of foreclosed real estate	(34)	(111)	(69)
Realized (gain) loss on sales of available-for-sale securities, net	181	—	(243)
Loss on early debt extinguishment	391	—	253
Increase in mortgages held-for-sale	(173,776)	(395,193)	(374,904)
Proceeds from sale of mortgage loans	235,098	391,031	375,579
Federal Home Loan Bank of Dallas stock dividends	(353)	(690)	(738)
Increase in value of life insurance policies	(540)	(483)	(486)
Deferred income tax benefit	(2,216)	(1,095)	(467)
Tax effect of stock-based compensation	(118)	110	—
Increase in accrued interest receivable	(81)	(766)	(387)
(Increase) decrease in other assets	(99)	1,519	(81)
Decrease in accrued interest payable	(170)	(431)	(1,556)
Increase in other liabilities	346	73	1,115

Net cash provided (used) by operating activities	70,342	1,011	(683)

Cash flows from investing activities:
Purchases of available-for-sale securities	(16,727)	—	(3,804)
Principal collected on available-for-sale securities	14,933	23,936	26,879
Proceeds from sales of available-for-sale securities	71,071	—	58,549
Principal collected on held-to-maturity securities	30,406	40,877	71,937
Proceeds from sales of held-to-maturity securities	7,414	—	—
Proceeds from sales of foreclosed real estate	1,331	1,193	965
Cash paid for acquisition, net of cash acquired	(73)	(601)	(17,548)
Loan purchases	(26,371)	(15,621)	(28,338)
Proceeds from sales of loans receivable	—	10,649	—
Loan originations and principal collections, net	(161,591)	(78,127)	(121,868)
Purchases of Federal Home Loan Bank stock	(3,661)	(1,824)	(1,023)
Redemption of Federal Home Loan Bank stock	5,853	11,657	4,856
Purchases of premises and equipment	(7,746)	(1,986)	(4,501)

Net cash used by investing activities	(85,161)	(9,847)	(13,896)

Cash flows from financing activities:
Net increase in deposits	10,563	215,737	85,746
Decrease in short term Federal Home Loan Bank of Dallas borrowings	(55,000)	(95,000)	(43,000)
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	85,000	10,000	—
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(25,000)	(125,000)	(50,253)
Increase (decrease) in repurchase agreements	(3,152)	6,165	24,292
Payments on notes payable	(185)	(185)	(1,425)
Proceeds from issuance of junior subordinated debentures	15,464	—	—
Retirement of junior subordinated debentures	(15,855)	—	—
Tax effect of stock-based compensation	118	(110)	—
Proceeds from issuance of common stock, net	42,185	171	8,283

Net cash provided by financing activities	54,138	11,778	23,643

Net increase in cash and cash equivalents	39,319	2,942	9,064
Cash and cash equivalents at beginning of year	39,096	36,154	27,090

Cash and cash equivalents at end of year	$78,415	$39,096	$36,154

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$47,422	$44,619	$39,977
Income taxes paid	4,958	5,168	2,438
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	837	233	559
Stock issued in connection with acquisitions	—	—	12,301
Reclassification of puttable common stock	10,266	—	—

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies applied in the preparation of the accompanying financial statements follows. Our accounting principles and the methods of applying them are in conformity with both accounting principles generally accepted in the United States of America (US GAAP) and prevailing practices of the banking industry.

Basis of Presentation

Encore Bancshares, Inc. is a holding company that was formed on March 28, 2000 as Guardian Holdings, Inc. and had no operations until it acquired GSF Holding, Inc., whose name was changed to Encore Holdings, Inc. (Encore Holdings) effective November 19, 2001, and its wholly-owned subsidiary, Guardian Savings and Loan Association effective September 30, 2000. Guardian Savings and Loan Association, a federally chartered savings institution, changed its name to Guardian Savings Bank effective September 28, 2000 and then to Encore Bank (the Bank) effective September 1, 2001. The Bank converted from a federal savings association to a national banking association effective March 30, 2007 and changed its name to Encore Bank, National Association. In connection with the conversion, we became a bank holding company and Encore Holdings was merged into Encore Bancshares, Inc. As part of a corporate reorganization following the conversion of the Bank to a national banking association, as of June 30, 2007, the Bank was merged with and into Encore Trust Company, N.A. (Encore Trust). The resulting bank, which was renamed Encore Bank, National Association (Encore Bank), operates as a national banking association with its main office in Houston, Texas. Since the merger, the business of Encore Trust is being conducted as a division of Encore Bank.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, and Encore Bank’s wholly-owned subsidiaries, Town & Country Insurance Agency, Inc. (Town & Country), and Linscomb & Williams, Inc. (Linscomb & Williams). All significant intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

estimates. Material estimates that we consider particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the accrual of asset administration fees.

Cash and Cash Equivalents

Cash and cash equivalents include cash, demand deposits at other financial institutions, federal funds sold and certificates of deposit that have an initial or remaining maturity when purchased of three months or less.

Securities

Securities are classified among two categories at the time the securities are purchased: held-to-maturity and available-for-sale. We reassess these classifications periodically. We do not hold trading securities.

Debt securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Debt securities that we might not hold until maturity and marketable equity securities are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in other comprehensive income. Marketable equity securities without a readily determinable market value are classified as “available-for-sale” and recorded at cost.

We recognize purchase premiums and discounts on securities in interest income using the interest method over the contractual lives, adjusted for actual prepayments. Declines in the fair value of cost basis, held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Receivable

Loans that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, and any deferred fees or costs on originated loans. We accrue interest income on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on loans purchased are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for prepayments. We have not purchased loans with evidence of deterioration of credit quality for which it was probable, at acquisition, that we will be unable to collect all contractually required payments receivable.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When the interest accrual is discontinued, all unpaid interest is charged off against interest income. Subsequently, we recognize income only to the extent cash payments are received until, in our judgment, the borrower’s ability to make periodic interest and principal payments are reasonably assured, in which case the loan is returned to accrual status. We typically charge off loans no later than 120 days past due unless the loan is well secured and in process of collection. However, we charge off all loans when the loan principal and interest is deemed not collectible.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally consider a period of delay in payment to include delinquency up to 90 days. We measure impaired loans and related allowance for loan losses based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. Loans without a specific reserve are collectively evaluated for impairment based on, among other things, historical loss experience, the growth, composition and diversification of the loan portfolio, general economic conditions and nonperforming and loan classification trends.

We charge the provision for losses on loans to operations based on our periodic evaluation of the adequacy of the allowance for loan losses. We may ultimately incur losses different from our current estimates. We report adjustments to the allowance for loan losses in the period such adjustments become known or can be reasonably estimated.

Mortgages Held-for-Sale

We carry mortgages held-for-sale at the lower of cost or estimated fair value in the aggregate. Fair value is determined by current investor yield requirements. Gains and losses on sales are recorded in noninterest income and determined on a specific identification basis.

Insurance Commissions and Fees

We recognize commission revenue as of the effective date of the insurance policy or the date the customer is billed, whichever is later. We also receive contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by us. We recognize contingent commissions from insurance companies when determinable, which is generally when such commissions are received or when we receive data from the insurance companies that allows the reasonable estimation of these amounts. We record commission adjustments, including policy cancellations and override commissions, when the adjustments become reasonably estimable, which is generally in the period in which they occur.

Assets Under Administration and Asset Management Fees

We do not include assets held in fiduciary or agency capacities in the consolidated balance sheets, since such items are not our assets.

We record fees from asset management activities on the accrual basis, over the period in which the service is provided. Our fees are a function of the market value of assets administered and managed, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.

Off-Balance-Sheet Credit Related Financial Instruments

In the ordinary course of business, we have entered into commitments to extend credit, including commitments under commercial lines of credit and letters of credit. We record these financial instruments when they are funded.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Investments in Real Estate

We initially record real estate acquired in settlement of loans at fair value at the date of foreclosure establishing a new cost basis. Fair value is defined as the amount of cash or cash equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller—that is, in other than a forced or liquidation sale, less selling costs. Subsequent to foreclosure, we perform periodic valuations and the real estate is carried at the lower of its carrying amount or fair value less selling costs. Any further declines in value are charged to real estate operations. Required development costs associated with foreclosed property under construction are capitalized. Operating expenses, net of related income, and gains and losses on disposition are included in real estate operations. Recognition of gain on sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, the gain, or a portion thereof, is deferred until the necessary criteria are met. We carry other real estate assets held-for-sale at estimated fair value less selling costs.

Federal Home Loan Bank of Dallas Stock

Federal Home Loan Bank of Dallas (FHLB) stock is a restricted investment security, carried at cost, and evaluated for impairment. Both cash and stock dividends received on FHLB stock are reported as income.

Premises and Equipment

Land is carried at cost. We record buildings, leasehold improvements and equipment at cost and we depreciate using the straight-line method over the estimated useful lives of the assets ranging from 1.5 to 30 years. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term plus option periods where failure to renew results in an economic penalty. Capitalized costs, including interest, related to the construction of facilities are depreciated over the shorter of the estimated life of the asset or the lease term of the facility. Maintenance and repairs are charged to appropriate expense accounts in the period incurred. Material improvements are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to income.

We record premises and equipment to be disposed of at the lower of the carrying amount or estimated fair value less selling costs. Any loss due to the write-down of assets is recognized currently in the consolidated statements of earnings.

Goodwill

Goodwill is recorded when the purchase price is higher than the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually.

Other Intangible Assets

Other intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate to client relationships. Other intangibles are amortized using accelerated methods over their estimated useful lives, ranging from 2 to 20 years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Advertising Costs

We expense advertising costs the first time the advertising takes place.

Derivatives and Hedging Activities

On January 1, 2007, we adopted FAS 155 – Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. The adoption of FAS 155 did not have any effect on our consolidated financial statements at the date of adoption.

We may enter into derivative contracts in order to hedge the risk of market interest rate changes on certain assets and liabilities and other firm commitments. On the date a derivative contract is entered into, it is designated a fair-value hedge, a cash-flow hedge or does not receive a hedging designation in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A fair value hedge hedges exposure to changes in the fair value of an asset, liability or firm commitment due to their fixed rate terms. Changes in the fair value of the hedging instrument are included in current earnings and are offset by changes in the fair value of the hedged item. The net effect resulting from the ineffective portion of a hedging instrument is reflected in earnings. A cash flow hedge hedges exposure to the variability in cash flows associated with an existing asset or liability or a forecasted transaction due to their variable terms. The effective portion of changes in the fair value of the hedging instrument is included in accumulated other comprehensive income and is subsequently reclassified into earnings as the hedged item impacts earnings. Any ineffective portion is recognized in current earnings. If the derivative contract is not given a hedging designation, the change in fair value of the contract is recognized currently in earnings. At December 31, 2007, we had no derivative instruments outstanding.

Income Taxes

On January 1, 2007, we adopted FIN 48 – Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The adoption of FIN 48 resulted in a cumulative adjustment of $150 that decreased retained earnings as discussed in Note J (Income Taxes).

We determine deferred income tax assets and liabilities using the balance sheet method, as clarified by FIN 48. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Encore Bank is included in our consolidated federal income tax return. Under a tax sharing policy, federal income tax expense is allocated to individual subsidiaries as if the tax was calculated on a separate return basis. Federal income tax benefits are allocated to individual subsidiaries to the extent the deductions are utilized in the consolidated return.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Stock Compensation Plan

Effective January 1, 2006, we adopted Statement No. 123R, Share Based Payment (SFAS 123R) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for fixed-plan stock options and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the intrinsic-value-based method, compensation expense was recognized only to the extent that the current market price of the underlying stock on the date of grant exceeded the exercise price. Historically, we have granted stock options with an exercise price equal to the current market price of the underlying stock, therefore, we had not recognized any compensation expense related to stock options granted to employees.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for 2007 and 2006 includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated with the provisions of SFAS 123R. Prior periods are not required to be restated to reflect the impact of adopting the new standard.

The following table illustrates the effect on net earnings and net earnings per share had we accounted for stock-based compensation in accordance with SFAS 123 for the year ended December 31, 2005:

Year ended December 31, 2005

Net earnings, as reported	$4,789
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(679)

Pro forma net earnings	$4,110

Earnings per share:
Basic-as reported	$0.70
Basic-pro forma	0.60
Diluted-as reported	0.66
Diluted-pro forma	0.56

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

The changes in the components of other comprehensive income (loss) are as follows:

	2007	2006	2005
Unrealized holding gains (losses) on available-for-sale securities:	$1,951	$(1,094)	$(2,497)
Reclassification adjustment for gains (losses) realized in income	(181)	—	243

Net unrealized gain (losses)	1,770	(1,094)	(2,254)
Tax (expense) benefit	(636)	394	834

Net-of-tax amount	$1,134	$(700)	$(1,420)

Fair Values of Financial Instruments

We estimate the fair value of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of bench marks for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when we surrender control over the assets. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from us, (ii) the transferee obtains the right to pledge or exchange the transferred assets, and (iii) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Basic and Diluted Earnings Per Common Share

We calculate basic earnings per common share on net earnings divided by the weighted average of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the diluted effect of stock options and non-vested stock awards granted using the treasury stock method.

Loss Contingencies

We record loss contingencies, including claims and legal actions arising in the ordinary course of business, as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Reclassifications

We have made certain reclassifications in the financial statements to conform to the 2007 presentation. These reclassifications had no impact on financial condition, net earnings or equity in any of the reported periods.

Recent Accounting Pronouncements

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS 156, issued in March 2006 specifies under what situations servicing assets and servicing liabilities must be recognized. It requires these assets and liabilities to be initially measured at fair value and specifies acceptable

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

measurement methods subsequent to their recognition. Separate presentation in the financial statements and additional disclosures are also required. For calendar year companies, the Statement was effective beginning January 1, 2007. The adoption of the Statement did not have a material effect on our consolidated financial statements.

SFAS No. 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It does not require any new fair value measurements. For calendar year companies, the Statement is effective beginning January 1, 2008. We are currently evaluating what impact, if any, this Statement will have on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. We do not expect the adoption of the Issue to have a material effect on our consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159, issued in February 2007, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was effective for us on January 1, 2008 and its adoption did not have a material effect on our consolidated financial statements.

SFAS No. 141(R), “Business Combinations”, (“SFAS 141R”). Issued by the FASB in December 2007, SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements.

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”, (“SFAS 160”). Issued by the FASB in December 2007, SFAS 160 amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

FASB Staff Position No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15,2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating what impact, if any, this FSP will have on our consolidated financial statements.

NOTE B – BUSINESS COMBINATIONS

On August 31, 2005, we acquired 100 percent of the outstanding common shares of Linscomb & Williams, a financial planning and asset management company headquartered in Houston, Texas. The results of Linscomb & Williams’ operations have been included in the consolidated financial statements since that date. The acquisition of Linscomb & Williams further enhances our ability to deliver value-added financial products and services in our target markets. The aggregate purchase price was $16,266, consisting of $6,000 in cash and our common stock valued at $10,266 (see Note R). The value of the 773,616 common shares issued was determined based on a third party appraisal of our common shares as of August 31, 2005. Additionally, the selling shareholders of Linscomb & Williams are eligible to receive shares of our common stock based on the earnings performance of the Linscomb & Williams business unit over the next four years (see Note R).

On March 31, 2005, we acquired 100 percent of the outstanding common and preferred shares of National Fiduciary Services, N.A. and renamed it Encore Trust Company, N.A. (Encore Trust). Encore Trust became a division of Encore Bank on June 30, 2007. The results of Encore Trust’s operations have been included in the consolidated financial statements since that date. Encore Trust is headquartered in Houston, Texas offering trust and investment management services. The acquisition of Encore Trust further enhances our ability to deliver value-added financial products and services in our target markets. The aggregate purchase price was $15,535, consisting of $13,500 in cash and our common stock valued at $2,035. The value of the 170,164 common shares issued was determined based on a third party appraisal of our common shares as of December 31, 2004.

Pro Forma Results

We calculated the pro forma impact of the businesses we acquired on our operating results for the year ended December 31, 2005. The following pro forma results give effect to each of these acquisitions, assuming that each occurred on January 1, 2005.

We derived the pro forma results of these acquisitions based upon historical financial information obtained from the sellers and certain management assumptions.

The following pro forma results do not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated date or that may be obtained in the future.

Pro Forma Results For the Year Ended December 31, 2005
Revenue	$63,757
Net earnings before income taxes	7,620
Net earnings	5,273
Earnings per common share:
Basic	$0.71
Diluted	0.67

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE C – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Year-end securities available-for-sale and held-to-maturity consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2007
Available-for-Sale:
Mortgage-backed securities	$3,910	$—	$(101)	$3,809
Other	4,354	—	(7)	4,347

Total	8,264	—	(108)	8,156
Marketable equity securities	4,000	51	—	4,051

Total available-for-sale securities	$12,264	$51	$(108)	$12,207

Held-to-Maturity:
Mortgage-backed securities	$134,056	$179	$(781)	$133,454

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2006
Available-for-Sale:
Mortgage-backed securities	$76,904	$95	$(1,814)	$75,185
Other	4,547	11	(67)	4,491

Total	81,451	106	(1,881)	79,676
Marketable equity securities	4,000	25	—	4,025

Total available-for-sale securities	$85,451	$131	$(1,881)	$83,701

Held-to-Maturity:
Mortgage-backed securities	$172,555	$36	$(5,202)	$167,389

Mortgage-backed securities classified as held-to-maturity with a carrying amount of $7,426 were sold during 2007 at a net realized loss of $12. These securities had less than 15% of the original principal amount at acquisition remaining.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of December 31, 2007 and 2006. These securities, with unrealized losses segregated by length of impairment at year end, were as follows:

Description of securities	Number of securities	Fair value	Unrealized losses
As of December 31, 2007:
Less than 12 months
Available-for-sale:
Other	2	$680	$(7)

Held-to-maturity:
Federal agency mortgage-backed securities	3	$6,896	$(18)

More than 12 months
Available-for-sale:
Federal agency mortgage-backed securities	5	$3,809	$(101)

Held-to-maturity:
Federal agency mortgage-backed securities	21	$114,155	$(763)

As of December 31, 2006:
Less than 12 months
Held-to-maturity:
Federal agency mortgage-backed securities	8	$7,426	$(111)

More than 12 months
Available-for-sale:
Federal agency mortgage-backed securities	14	$61,428	$(1,881)

Held-to-maturity:
Federal agency mortgage-backed securities	26	$157,656	$(5,091)

We do not believe any of the securities are impaired due to credit quality. These securities have losses primarily due to changes in market interest rates, and we have the ability and intent to hold these securities until they recover in value. Accordingly, as of December 31, 2007 and 2006, we believe the impairments detailed in the table are temporary and no impairment loss has been realized in the accompanying consolidated statements of earnings.

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at December 31, 2007. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Fair value	Amortized cost	Fair value
Within one year	$—	$—	$—	$—
Over one year through five years	—	—	—	—
After five through ten years	—	—	—	—
Over ten years	688	680	—	—

Total	688	680	—	—
Mortgage-backed and equity securities	11,576	11,527	134,056	133,454

Total securities	$12,264	$12,207	$134,056	$133,454

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 3.83% and 3.99% at December 31, 2007 and 2006. As of December 31, 2007 and 2006, the mortgage-backed securities have contractual maturities from less than a year to 27 years. Accrued interest receivable on mortgage-backed securities was $527 and $946 at December 31, 2007 and 2006.

At December 31, 2007 and 2006, securities with a carrying value of $81,181 and $87,990 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains on sales of available-for-sale securities were $24, $0 and $501 for the years ended December 31, 2007, 2006 and 2005. Gross realized losses on sales of available-for-sale securities were $217, $0 and $258 for the years ended December 31, 2007, 2006 and 2005. Gross realized gains and losses on sales of held-to-maturity securities were $24 and $12 in 2007 and none in 2006 and 2005.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $76, $37 and $158 for the years ended December 31, 2007, 2006 and 2005.

NOTE D – LOANS RECEIVABLE

Loans receivable at December 31 consisted of the following:

	2007	2006
Commercial Loans:
Commercial	$127,583	$113,526
Commercial real estate	277,047	190,550
Real estate construction	100,975	121,848

Total commercial loans	505,605	425,924
Consumer Loans:
Residential real estate	466,929	336,077
Home equity lines	79,023	78,158
Consumer installment—indirect	25,262	44,360
Consumer other	20,449	23,849

Total consumer loans	591,663	482,444

Total loans receivable	$1,097,268	$908,368

Included in loans receivable is $3,117 and $2,867 of net deferred loan origination costs at December 31, 2007 and 2006. Consumer other loans include reclassified overdrafts of $880 and $393 as of December 31, 2007 and 2006.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2007	2006	2005
Balance at beginning of year	$9,056	$8,719	$7,658
Provision for loan losses	4,029	3,491	3,198
Loans charged-off	(2,613)	(3,854)	(2,530)
Recoveries of loans previously charged-off	689	700	393

Balance at December 31,	$11,161	$9,056	$8,719

Accrued interest receivable on loans was $5,515 and $5,040 at December 31, 2007 and 2006.

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2007	2006	2005
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans (all classified as commercial) on nonaccrual with a valuation allowance	6,901	6,955	—
Impaired loans still accruing with a valuation allowance	—	—	7,999

Total impaired loans	$6,901	$6,955	$7,999

Valuation allowance related to impaired loans	$2,581	$5,022	$3,600

Total nonaccrual loans	$11,208	$9,411	$3,064

Total loans past due ninety days or more and still accruing	$2,183	$96	$420

Average investment in impaired loans for the years ended December 31	$6,857	$8,317	$7,952

Interest income on impaired loans	$10	$495	$567

No additional funds are committed to be advanced in connection with impaired loans.

NOTE E – INVESTMENTS IN REAL ESTATE

Investments in real estate at December 31 consisted of the following:

	2007	2006
Real estate acquired in settlement of loans, held for sale	$835	$235

Balance at December 31,	$835	$235

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

	Life in years	2007	2006
Land		$1,849	$1,130
Building	30 years	2,631	—
Furniture and fixtures	3-10 years	7,671	6,537
Leasehold improvements	1.5 -20 years	12,562	9,932
Construction in progress—facilities		107	1,095

		24,820	18,694
Accumulated depreciation		(7,989)	(6,055)

		$16,831	$12,639

During 2005, we moved our corporate headquarters and entered into a sublease, classified as an operating lease. Under the terms of the sublease, we began paying annual rent of $835 in February 2007 and ending December 2014. The total lease cost is being recognized on a straight-line basis over the lease term. We do not have the option to renew the sublease at the end of the lease term. Certain other offices and branch locations are operated in leased premises. We have the option to renew certain of these leases upon the completion of the non-cancelable lease term. The cost of lease extensions is not included below. Rental expense under operating lease agreements in 2007, 2006 and 2005 was approximately $3,044, $2,858 and $3,166. Lease cost is recognized on a straight-line basis over the lease term. Future minimum rental commitments associated with these leases are as follows:

Year ending December 31	Amount
2008	$3,091
2009	3,059
2010	2,928
2011	2,732
2012	2,130
Thereafter	6,798

$20,738

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

We have reporting segments with goodwill, which include insurance with $3,059 and wealth management with $24,883. During the year 2007, goodwill increased $73 within the insurance reporting segment due to the payment of contingent consideration for Town & Country.

Each reporting segment is tested for impairment annually. The fair value of each of the reporting segments is established using the expected present value of future cash flow. Our impairment tests indicated that an impairment charge was not required at any of the test dates.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and 2006 are as follows:

	2007	2006
Balance as of January 1	$27,869	$26,873
Goodwill from business combinations	73	996
Impairment losses	—	—

Balance as of December 31	$27,942	$27,869

Other intangible assets as of December 31, 2007 and 2006 are detailed in the following table:

	2007			2006
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships	$9,419	$(2,639)	$6,780	$9,419	$(1,801)	$7,618

Estimated amortization expense for the following years ended December 31 is as follows:

2008	$753
2009	681
2010	634
2011	564
2012	520

NOTE H – DEPOSITS

Interest-bearing deposits at December 31 are as follows:

	2007	2006
Interest checking	$179,486	$191,683
Money market and savings	345,066	332,605
Time deposits	395,832	366,081
Brokered deposits	14,608	8,966

Total interest-bearing deposits	$934,992	$899,335

At December 31, 2007, the scheduled maturities of time and brokered deposits are as follows:

2008	$329,439
2009	25,097
2010	20,273
2011	17,080
2012	18,551
Thereafter	—

$410,440

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

The aggregate amount of time deposits with a minimum denomination of $100 at December 31, 2007 and 2006 was approximately $201,932 and $187,864.

Interest expense by type of deposit for the years ended December 31, is as follows:

	2007	2006	2005
Interest checking	$5,131	$4,220	$2,513
Money market and savings	14,756	10,457	5,863
Time deposits	18,172	15,178	10,806
Brokered deposits	600	665	1,074

	$38,659	$30,520	$20,256

We are required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $2,345 and $1,180.

NOTE I – BORROWINGS AND REPURCHASE AGREEMENTS

Subject to certain limitations, we may borrow funds from the FHLB in the form of advances. Our credit availability from the FHLB is based on our financial and operating condition and the amount of collateral available to the FHLB. These borrowings were collateralized by a blanket lien on our mortgage-related assets. Following is a summary of outstanding borrowings from the FHLB at December 31, 2007:

Amount	Interest Rate	Maturity Date	Call Date
$ 25,000	2.89%	03/10/08
10,000	4.14	12/07/16	12/08/08
10,000	4.23	04/05/17	04/07/08
15,000	4.17	04/05/17	04/07/08
10,000	4.52	05/09/17	05/10/10
50,000	4.15	08/01/17	05/01/08

$ 120,000

Each advance is payable per terms of the agreement. We are eligible to borrow up to an additional $189,333 at year-end 2007.

We also have borrowed funds from clients in the form of repurchase agreements. As of December 31, 2007, we had $53,148 outstanding at an interest rate of 4.00% maturing January 2, 2008.

The maximum amount of repurchase agreements outstanding at any month end and the daily average amount outstanding during 2007 were $62,213 and $54,291.

The contractual maturities of borrowings and repurchase agreements at December 31, 2007 are as follows:

2008	$78,148
2009	247
2016	10,000
2017	85,000

$173,395

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Included above are notes payable with a carrying value of $247 related to the acquisition of Town & Country. These notes have an interest rate of 5.00% and mature in 2009.

There can be significant penalties for the early pay-off of these borrowings and repurchase agreements. Borrowings and repurchase agreements scheduled to mature during 2005, with a carrying value of $25,000 and an average interest rate of 5.51% were extinguished prior to maturity during 2005. The loss of $253 on the early debt extinguishment is included in noninterest expense in the accompanying 2005 consolidated statement of earnings. There were no early debt extinguishments related to these borrowings and repurchase agreements during 2007 or 2006.

NOTE J – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions for the year ended December 31 is as follows:

	2007	2006	2005
Current tax provision
Federal	$5,529	$4,624	$2,575
State	256	420	(10)

	5,785	5,044	2,565
Deferred tax benefit
Federal	(2,590)	(1,044)	(459)
State	(74)	(51)	(8)

	(2,664)	(1,095)	(467)

	$3,121	$3,949	$2,098

The reasons for the differences between the amounts computed by applying the statutory federal income tax rate of 35% and the reported income tax expense for the year ended December 31 are summarized below:

	2007	2006	2005
Income tax expense computed at federal statutory rate	$3,677	$4,000	$2,410
State income tax expense, net of federal effect	101	369	(18)
Tax exempt interest income	(335)	(386)	(363)
Increase in cash surrender value	(189)	(169)	(170)
FIN 48 adjustment	(150)	—	—
Other	17	135	239

Income tax expense, as reported	$3,121	$3,949	$2,098

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

The components of net deferred tax assets and liabilities included in accrued interest receivable and other assets are as follows at December 31:

	2007	2006
Deferred tax assets:
Premises and equipment	$735	$372
Allowance for loan losses	3,976	3,063
Net unrealized loss on securities available-for-sale	291	928
Deferred revenues	499	457
Stock-based compensation	1,170	963
Other	220	294

Total deferred tax assets	6,891	6,077

Deferred tax liabilities:
Other acquired intangible assets	1,565	1,924
Gain on sale of assets	432	482
Cash-to-accrual conversion	90	179
Federal Home Loan Bank stock	904	1,290

Total deferred tax liabilities	2,991	3,875

Net deferred tax assets	$3,900	$2,202

We have determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized because they were supported by recoverable taxes paid in prior years, future reversals of existing temporary differences and to a lesser extent, anticipated future taxable income and tax planning strategies.

On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. As a result of the implementation of FIN 48, we reclassified from deferred tax liabilities $1,023 of unrecognized tax benefits related to the treatment of sales of bank securities. We recorded a cumulative effect adjustment to retained earnings of $150 related to interest and penalties. During the third quarter of 2007, we resolved this tax issue and recorded a credit to tax expense for $150. We had no penalties or interest accrued at December 31, 2007. The effective tax rate for the year ended December 31, 2007, was 29.7% as compared to 34.6% in 2006.

At January 1, 2007, the total amount of unrecognized tax benefits was $1,023, none of which was related to tax benefits that, if recognized, would affect the annual effective tax rate. During the third quarter of 2007, we recognized the full amount of these unrecognized tax benefits when we filed for an application for an accounting method change with the IRS. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,023
Settlements	(1,023)

Balance at December 31, 2007	$—

We file income tax returns in U.S. federal and various state and local taxing jurisdictions. In general, we are no longer subject to income tax examinations for years prior to 2004. We have elected to recognize both interest and penalties as a component of income tax expense.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE K – REGULATORY MATTERS AND DIVIDENDS FROM SUBSIDIARIES

Regulatory Capital Compliance

Prior to its conversion to a national bank, Encore Bank was subject to various regulatory capital requirements administered by the Office of Thrift Supervision (OTS). Since the conversion of Encore Bank to a national bank on March 30, 2007, we and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based, Tier 1 leverage (in 2007) and Tier 1 core (in 2006) ratios as of December 31, 2007 and 2006, are set forth in the following table:

	Actual		For capital adequacy purposes		To be categorized as well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$143,273	10.47%	$54,737	4.00%	N/A	N/A
Encore Bank, N.A.	110,039	8.01	54,952	4.00	$68,690	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$143,273	13.59%	$42,161	4.00%	N/A	N/A
Encore Bank, N.A.	110,039	10.47	42,048	4.00	$63,073	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$154,434	14.65%	$84,323	8.00%	N/A	N/A
Encore Bank, N.A.	121,200	11.53	84,097	8.00	$105,121	10.00%

As of December 31, 2006
Encore Bank:
Total Capital
Tangible	$89,741	6.90%	$19,540	1.50%	$26,053	2.00%
Tier 1 (core)	89,741	6.90	52,107	4.00	65,134	5.00
Tier I risk-based	89,741	10.17	N/A	N/A	53,055	6.00
Total risk-based	98,797	11.19	70,741	8.00	88,426	10.00

As of the most recent notification from the OCC, Encore Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, Encore Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the above table. As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank meet certain additional capital requirements. Specifically, as of December 31, 2007, Encore Bank was required to have a leverage ratio of at least 7.28% and as of December 31, 2008, Encore Bank is required to have a leverage ratio of at least 7.75%.

Dividend Policy

Federal law places limitations on the amount that national banks may pay in dividends, which Encore Bank must adhere to when paying dividends to us. Encore Bank’s current practice is not to pay any dividends, except to cover our expenses.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE L – STOCK-BASED COMPENSATION

Our shareholders approved a stock incentive plan in 2000 (“2000 Stock Incentive Plan”) which authorizes the issuance of up to 1,650,000 shares of common stock under “incentive stock” and “nonqualified stock” options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards. The general terms of awards under the 2000 Stock Incentive Plan shall be specified by the Compensation Committee of the Board of Directors at the date of grant. At December 31, 2007, all options granted under the plan have a maximum term of 10 years, and vest on the third anniversary of the grant date.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but not considered by the model. Expected volatility is based on the historical volatility of stock in peer companies since our stock was not publicly traded in 2005. The risk-free interest rate is based on the U.S. Treasury yield curve that is in effect at the time of grant with a remaining term equal to the options’ expected life. The expected term represents the period of time that options granted are expected to be outstanding. The following weighted-average assumptions were used to estimate the fair value of options granted during 2005:

Year ended December 31,	2005
Annual dividend yield	0%
Expected volatility	30%
Risk-free interest rate	4.2%
Expected life	8 years

No options were granted in 2007 or 2006. Accordingly, no assumptions for 2007 or 2006 are presented in the preceding table.

As a result of applying the provisions of SFAS 123R during the years ended December 31, 2007 and 2006, we recognized $96 and $446 of compensation cost for employee stock options, net of forfeitures, in the accompanying consolidated statements of earnings.

A summary of employee option activity as of December 31, 2007, and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	899,750	$10.21
Exercised	(60,000)	8.90
Forfeited	(1,500)	17.33
Transfer to non-employee	(49,000)	9.66

Outstanding at December 31, 2007	789,250	$10.33	4.78 years	$7,623

Vested or expected to vest	789,250	$10.33	4.78 years	$7,623

Exercisable at December 31, 2007	773,000	$10.18	4.73 years	$7,580

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

In addition, we have issued stock options under the 2000 Stock Incentive Plan to non-employees for various services rendered. The cost of these services was measured based on the estimated fair value of the award at date of grant. The estimated cost is recognized over the period the service was required to be rendered.

A summary of non-employee option activity as of December 31, 2007, and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	239,000	$8.23
Exercised	(24,000)	10.25
Transfer from employee	49,000	9.66

Outstanding at December 31, 2007	264,000	$8.31	3.71 years	$3,084

Vested or expected to vest	264,000	$8.31	3.71 years	$3,084

Exercisable at December 31, 2007	264,000	$8.31	3.71 years	$3,084

We recognized $1, $79 and $132 of compensation cost for non-employee stock options, net of forfeitures, in the accompanying consolidated statements of earnings in 2007, 2006 and 2005.

The weighted average grant date fair value of options granted during the year 2005 was $7.58. No options were granted in 2007 or 2006; as a result there was no related grant date fair value. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $551, $68 and $179.

Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 was $780, $116 and $40. The actual tax benefit realized for the tax deductions from option exercises was not significant for the years ended December 31, 2007, 2006 and 2005.

Share Awards

We also grant shares of restricted stock pursuant to our 2000 Stock Incentive Plan. These shares of restricted stock vest over a period of three to five years. We account for restricted stock grants by recording the fair value of the grant to compensation expense over the vesting period. Compensation expense related to restricted stock was $1,034, $866 and $475 for the years ended December 31, 2007, 2006 and 2005.

A summary of the status of our nonvested shares of restricted stock as of December 31, 2007, and changes during the year then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	283,383	$13.54
Granted	75,450	16.11
Vested	(34,500)	9.70
Forfeited	(12,400)	13.69

Outstanding at December 31, 2007	311,933	$14.82

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

As of December 31, 2007, unrecognized compensation cost for all nonvested share-based compensation arrangements expected to vest, totaled $2,392 which is expected to be recognized over a weighted average remaining period of 3.03 years.

NOTE M – PREFERRED STOCK

We are authorized to issue 20,000,000 shares of Preferred Stock. The Preferred Stock (or other securities convertible in whole or in part into Preferred Stock) is available for issuance from time to time for various purposes, including, without limitation, making future acquisitions, raising additional equity capital and financing. Subject to certain limits set by our Articles of Incorporation, the Preferred Stock (or such convertible securities) may be issued on such terms and conditions, and at such times and in such situations, as the Board of Directors in its sole discretion determines to be appropriate, without any further approval or action by the shareholders (unless otherwise required by laws, rules, regulations or agreements applicable to us).

NOTE N – PUTTABLE COMMON STOCK

The acquisition agreement and related put agreement, pursuant to which we issued cash and 773,616 shares of common stock in exchange for all of the shares of Linscomb & Williams, gave the shareholders of Linscomb & Williams a non-transferable right to put such stock back to us on August 31, 2009, in exchange for all of the shares of Linscomb & Williams if such put right was not otherwise extinguished pursuant to the terms of the agreement. The put option was extinguishable at any time if our common stock became listed for trading on the New York Stock Exchange, the NASDAQ National Market (now known as the NASDAQ Global Market) or the American Stock Exchange, or we were acquired by another company in a transaction in which our shareholders receive securities, cash or a combination thereof, issued by a publicly traded company on or before August 31, 2009.

At December 31, 2006, we classified the puttable common stock outside of shareholders’ equity as the ability to extinguish the put was not considered to be completely within our control. The put agreement was terminated on March 30, 2007. As a result, the puttable common stock was reclassified and included in shareholders’ equity as of March 31, 2007.

NOTE O – INITIAL PUBLIC OFFERING

In July 2007, we completed our initial public offering of 1,904,761 shares of common stock at $21.00 per share. In August, our underwriters exercised their over-allotment option for an additional 285,714 shares of common stock, also at $21.00 per share. Our common shares are listed on the NASDAQ Global Market under the symbol “EBTX”.

Our net proceeds, including the over-allotment shares, were $41,405, after underwriting discounts of $3,220 and $1,375 in offering expenses. Of the net proceeds, $10,000 was contributed to the capital of Encore Bank to support anticipated balance sheet growth and the balance will be used for general corporate purposes, including possible future acquisitions. Since the offering, the net proceeds that were not contributed to Encore Bank have been invested in short-term investments.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE P – OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the normal course of business, we enter into various credit related financial instruments with off-balance-sheet risk to meet the financing needs of our clients. These financial instruments principally include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual notional amount of those instruments. We follow the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. The credit risk involved and collateral required in issuing letters of credit are essentially the same as those involved in extending loan facilities to clients.

Our principal commitments as of December 31 are as follows:

	2007	2006
Unfunded commitments	$279,880	$267,829
Letters of credit	6,376	3,341

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract and have fixed expiration dates or other termination clauses. Some of the commitments are expected to expire without being drawn upon, so that the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are commitments issued by us to guarantee the performance of a client to a third party, primarily borrowing arrangements. We evaluate each client’s credit worthiness on a case-by-case basis. The extension of credit is based on our credit evaluation of the client. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Included in unfunded commitments in 2007 are residential mortgages totaling $62,166. The fair value of these commitments is not significant.

Periodically we use forward interest rate locks to hedge the risk of changes in the fair value of newly originated mortgages held-for-sale. Net gains (losses) of $(458), $35 and $40 for 2007, 2006 and 2005 from these activities are included in the consolidated statements of earnings in “Mortgage banking”. There were no derivatives outstanding at December 31, 2007 and 2006.

NOTE Q – CONCENTRATION OF CREDIT RISK

Our primary market areas are Houston, Texas and southwest Florida and we grant loans to clients located primarily within these geographical areas. Although we have a diversified loan portfolio, a substantial portion of our client’s ability to honor their contracts is dependent upon the economic stability of the respective geographic area. We evaluate each client’s creditworthiness on a case-by-case basis.

NOTE R – COMMITMENTS AND CONTINGENCIES

We are involved in an arbitration with the former owner of a company we acquired in 2005. While the final outcome of the arbitration cannot be predicted with certainty, we do not believe that this matter, when finally resolved, will have a material adverse effect on our financial position or cash flows. However, an adverse resolution of this matter in any quarter or fiscal year could have a material adverse effect on our results of operations in that period.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

The Linscomb & Williams merger agreement, dated as of August 31, 2005 includes a contingent consideration provision through December 31, 2009. This provision is based upon future revenue and net earnings. At December 31, 2007, the maximum potential amount of future undiscounted payments we could be required to make under this contingent consideration provision is approximately $4,200 in shares of our common stock.

NOTE S – RELATED PARTY TRANSACTIONS

Deposits of executive officers, significant shareholders and directors were $40,283 and $30,254 (including time deposits of $1,380 and $1,199) at December 31, 2007 and 2006.

Loans to executive officers, significant shareholders, directors and their related interests for the years ended December 31 were as follows:

	2007	2006
Balance at January 1	$5,622	$3,403
New loans	2,598	3,503
Repayments	(11)	(1,284)

Balance at December 31	$8,209	$5,622

At December 31, 2007 and 2006, $3,115 and $4,244 of borrowed funds in the form of repurchase agreements were outstanding to executive officers, significant shareholders, directors and their related interests.

NOTE T – JUNIOR SUBORDINATED DEBENTURES

In September 2003, we formed Encore Statutory Trust II (the Statutory Trust), a statutory business trust. We purchased all the common securities of the Statutory Trust for $155. The Statutory Trust issued $5,000 of preferred securities. The sole assets of the Statutory Trust are our junior subordinated debentures with an aggregate principal amount of $5,155, which are due September 24, 2033. The interest payable on the junior subordinated debentures is payable at a per annum rate equal to LIBOR plus 2.95%, reset quarterly. Cash distributions on the common and preferred securities are made in the same amount and to the extent interest on the junior subordinated debentures is received by the Statutory Trust. The securities are redeemable in whole at any time on any March 17, June 17, September 17 or December 17 on or after September 17, 2008, or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules.

In April 2007, we formed Encore Capital Trust III (Trust III), a statutory business trust, and purchased all the common securities of Trust III for $464. Trust III issued $15,000 of preferred securities. The sole assets of Trust III are our junior subordinated debentures with an aggregate principal amount of $15,464, which are due April 19, 2037. The junior subordinated debentures bear a fixed rate of 6.85% until April 19, 2012, at which date we may call the debentures, and a floating rate equal to 3 month LIBOR + 1.75% thereafter. Cash distributions on the common and preferred securities are made in the same amount and to the extent interest on the junior subordinated debentures is received by Trust III. With the proceeds of these junior subordinated debentures, we

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

redeemed the $15,464 in junior subordinated debentures originally issued on April 10, 2002 at a floating rate equal to 6 month LIBOR + 3.70%. We recorded a loss on early debt extinguishment of $391 in noninterest expense in connection with this redemption.

Each trust is considered a variable interest entity. Although we own all of the outstanding common stock of the Statutory Trust and Trust III, we are not required to include them in our consolidated financial statements.

Our obligations under the junior subordinated debentures, the related indenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by us of the obligations of the Trusts under the respective preferred securities.

NOTE U – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31:

	2007		2006
	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$78,415	$78,415	$39,096	$39,096
Securities available-for-sale	12,207	12,207	83,701	83,701
Securities held-to-maturity	134,056	133,454	172,555	167,389
Mortgages held-for-sale	1,396	1,396	57,769	59,340
Loans receivable, net	1,086,107	1,099,937	899,312	909,434
Federal Home Loan Bank of Dallas stock	5,880	5,880	7,719	7,719
Accrued interest receivable	6,182	6,182	6,101	6,101
Financial liabilities:
Deposits	$1,041,374	$1,044,300	$1,030,811	$1,030,710
Borrowings and repurchase agreements	173,395	173,485	171,732	170,698
Accrued interest payable	1,092	1,092	1,262	1,262
Junior subordinated debentures	20,619	22,338	20,619	20,619

In many instances, the assumptions used in estimating fair values were based upon subjective assessments of market conditions and perceived risks of the financial instruments at a certain point in time. The fair value estimates can be subject to significant variability with changes in assumptions. Furthermore, these fair value estimates do not reflect any premium or discount that could result from offering for sale at one time entire holdings of a particular financial instrument, nor are the tax ramifications related to the realization of unrealized gains or losses permitted to be considered in the estimation of fair value. In addition, fair value estimates are based solely on existing on-and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Examples would include portfolios of loans serviced for others, investments in real estate and premises and equipment. Fair value methods and assumptions are set forth below for our financial statements.

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Securities

The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Loans Receivable

Fair values are estimated for portfolios of loans with similar financial characteristics. Mortgage loans are segregated by type, including but not limited to residential, commercial and construction. Consumer loans are segregated by type, including but not limited to home improvement loans, secured and unsecured personal loans. Each loan category may be segmented, as appropriate, into fixed and adjustable interest rate terms, ranges of interest rates, performing and nonperforming, and repricing frequency.

For certain homogenous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future scheduled and unscheduled cash flows using the current rates at which similar loans should be made to borrowers with similar credit ratings and for the same remaining maturities. Unscheduled cash flows take the form of estimated prepayments and may be based upon our historical experience as well as anticipated experience derived from current and prospective economic and interest rate environments. For certain types of loans, anticipated prepayment experience exists in published tables from securities dealers.

The fair value of significant nonperforming loans is based on recent external appraisals. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Mortgages Held-for-Sale

Fair values of mortgage loans held-for-sale are based on commitments on hand from investors or prevailing market prices.

Federal Home Loan Bank of Dallas Stock

The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying balance sheet, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing checking accounts and money market accounts is equal to the amount payable upon demand as of December 31, 2007 and 2006. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

Borrowings and Repurchase Agreements

The fair values of our borrowings and repurchase agreements are estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Fair value of FHLB advances is estimated using the rates currently being offered for advances with similar remaining maturities.

Junior Subordinated Debentures

The fair values of our junior subordinated debentures with floating interest rates are estimated to be equal to their carrying value reported in the consolidated balance sheets since these instruments reprice periodically according to prevailing market interest rates. The discounted cash flow method is used to estimate the fair value of our fixed rate debentures. Contractual cash flows are discounted using rates currently offered for new debentures with similar remaining maturities.

Accrued Interest

The carrying amounts of accrued interest are considered to approximate their fair values due to their short-term nature.

Unrecognized Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

We have reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit, and have determined that the fair value of such financial instruments is not material.

Nonfinancial Instruments

We have not considered the value of our long-term relationships with depositors, commonly known as core deposit intangibles, when estimating the fair value of deposit liabilities. These intangibles are considered to be separate intangible assets that are not financial instruments. Nonetheless, financial institutions’ core deposits have typically traded at premiums to their book values under both historical and current market conditions.

NOTE V – EMPLOYEE BENEFIT PLAN

We have implemented a defined contribution plan (Plan) covering all eligible personnel. Contribution expense related to the Plan was $616, $569 and $462 for the years ended December 31, 2007, 2006 and 2005.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE W – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	2007	2006	2005
Basic:
Net earnings	$7,384	$7,478	$4,789
Average common shares outstanding, net of nonvested restricted stock	8,575,595	7,501,131	6,824,712
Per Share	$0.86	$1.00	$0.70
Diluted:
Average common shares outstanding	8,575,595	7,501,131	6,824,712
Add: Net effect of nonvested restricted stock and the assumed exercise of stock options	556,027	351,092	456,155
Contingent share-based consideration	164,602	73,462	7,632
Diluted average common shares outstanding	9,296,224	7,925,685	7,288,499
Per Share	$0.79	$0.94	$0.66

The 773,616 shares of puttable common stock (see Note N) have been considered outstanding for all periods since issuance on August 31, 2005 and prior to March 31, 2007 for purposes of computing basic and diluted earnings per share. These shares are included in shareholders’ equity as outstanding common stock beginning March 31, 2007. No dividends have been declared on common stock.

NOTE X – SEGMENT INFORMATION

We have three lines of business which are banking, wealth management and insurance, which are delineated by the products and services that each segment offers. The segments are managed separately with different clients, employees, systems, risks and marketing strategies. Banking includes our commercial and private client banking services. Wealth management provides personal wealth management services through Encore Trust, a division of Encore Bank, and Linscomb & Williams, and insurance includes the selling of property and casualty insurance products by Town & Country.

The accounting policies of each line of business are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each line of business, and we separately review financial information. In addition to direct expenses, each line of business was allocated certain general corporate expenses such as executive administration, accounting, internal audit, and human resources based on the average asset level of the operating segment.

Activities that are not directly attributable to the reportable operating segments, including the elimination of inter-company transactions, are presented under other.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
2007
Net interest income (expense)	$35,282	$321	$136	$(1,564)	$34,175
Provision for loan losses	4,029	—	—	—	4,029
Noninterest income	7,356	17,546	6,035	29	30,966
Noninterest expense	34,022	12,194	4,000	391	50,607

Earnings (loss) before income taxes	4,587	5,673	2,171	(1,926)	10,505
Income tax expense (benefit)	1,130	1,941	744	(694)	3,121

Net earnings (loss)	$3,457	$3,732	$1,427	$(1,232)	$7,384

Total assets at December 31,	$1,411,934	$46,270	$9,242	$(66,249)	$1,401,197

2006
Net interest income (expense)	$31,622	$218	$72	$(1,739)	$30,173
Provision for loan losses	3,491	—	—	—	3,491
Noninterest income	12,226	17,315	5,542	—	35,083
Noninterest expense	33,226	13,232	3,880	—	50,338

Earnings (loss) before income taxes	7,131	4,301	1,734	(1,739)	11,427
Income tax expense (benefit)	2,194	1,639	719	(603)	3,949

Net earnings (loss)	$4,937	$2,662	$1,015	$(1,136)	$7,478

Total assets at December 31,	$1,342,446	$42,684	$8,231	$(56,518)	$1,336,843

2005
Net interest income (expense)	$27,546	$64	$22	$(1,379)	$26,253
Provision for loan losses	3,198	—	—	—	3,198
Noninterest income	14,085	10,548	4,699	2	29,334
Noninterest expense	33,093	8,750	3,658	1	45,502

Earnings (loss) before income taxes	5,340	1,862	1,063	(1,378)	6,887
Income tax expense (benefit)	1,592	615	387	(496)	2,098

Net earnings (loss)	$3,748	$1,247	$676	$(882)	$4,789

Total assets at December 31,	$1,317,759	$40,545	$6,772	$(48,511)	$1,316,565

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE Y – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial statements pertaining only to Encore Bancshares, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets

	December 31,
	2007	2006
Assets:
Cash and due from banks	$32,261	$1,030

Total cash and cash equivalents	32,261	1,030
Investment in subsidiaries	144,244	123,756
Other assets	1,871	1,800

	$178,376	$126,586

Liabilities:
Junior subordinated debentures	$20,619	$20,619
Accrued interest payable and other liabilities	278	290

Total liabilities	20,897	20,909
Puttable common stock	—	10,266
Shareholders’ equity	157,479	95,411

	$178,376	$126,586

Condensed Statements of Income

	Year Ended December 31,
	2007	2006	2005
Income:
Other non-interest income	$29	$1	$2

Total income	29	1	2

Expenses:
Interest expense	1,564	1,739	1,379
Compensation	—	1,392	624
Loss on early debt extinguishment	391	—	—
Other	150	96	143

Total expenses	2,105	3,227	2,146

Loss before income taxes and equity in undistributed earnings of subsidiaries	(2,076)	(3,226)	(2,144)
Income tax benefit (expense)	718	1,139	(470)
Equity in undistributed earnings of subsidiaries	8,742	9,565	7,403

Net earnings	$7,384	$7,478	$4,789

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
Operating Activities:
Net earnings	$7,384	$7,478	$4,789
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(8,742)	(9,565)	(7,403)
Stock-based compensation	—	1,391	608
Loss on early debt extinguishment	391	—	—
Change in prepaid expenses and other assets	298	(429)	878
Change in accrued interest payable and other liabilities	(12)	31	68

Net cash from operating activities	(681)	(1,094)	(1,060)
Investing Activities:
Dividend received from subsidiaries	—	—	19,500
Cash paid for acquisitions, net	—	—	(19,500)
Capital contributions to subsidiaries	(10,000)	—	(6,500)

Net cash from investing activities	(10,000)	—	(6,500)
Financing Activities:
Proceeds from issuance of junior subordinated debentures	15,464	—	—
Retirement of junior subordinated debentures	(15,855)	—	—
Excess tax benefit from stock-based compensation	118	—	—
Proceeds from sale of common stock, net	42,185	171	8,283

Net cash from financing activities	41,912	171	8,283

Net change in cash and cash equivalents	31,231	(923)	723
Cash and cash equivalents at beginning of year	1,030	1,953	1,230

Cash and cash equivalents at end of year	$32,261	$1,030	$1,953

NOTE Z – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Interest income	$21,240	$19,590	$21,032	$19,513	$19,675	$18,887	$19,480	$17,820
Interest expense	11,809	12,202	11,966	11,963	11,677	11,163	11,800	10,309

Net interest income	9,431	7,388	9,066	7,550	7,998	7,724	7,680	7,511
Provision for loan losses	1,176	1,204	1,008	765	945	817	900	705

Net interest income after provision for loan losses	8,255	6,184	8,058	6,785	7,053	6,907	6,780	6,806
Noninterest income	6,269	8,244	7,521	7,880	8,721	9,246	8,455	9,713
Noninterest expense	12,367	12,649	12,489	12,069	13,289	12,563	12,462	13,057

Net earnings before income taxes	2,157	1,779	3,090	2,596	2,485	3,590	2,773	3,462
Income tax expense	454	615	842	897	827	1,241	998	1,196

Net Earnings	$1,703	$1,164	$2,248	$1,699	$1,658	$2,349	$1,775	$2,266

Earnings Per Common Share:
Basic	$0.17	$0.16	$0.24	$0.23	$0.22	$0.31	$0.23	$0.30
Diluted	0.16	0.15	0.22	0.21	0.20	0.30	0.22	0.29