Form 10-Q
period 2008-03-31
Encore Bancshares Inc
filed 2008-05-08
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

(713) 787-3100 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 10.2 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$16,608	$18,817
Interest-bearing deposits in banks	40,328	18,581
Federal funds sold and other temporary investments	58,769	41,017

Cash and cash equivalents	115,705	78,415
Securities available-for-sale, at estimated fair value	12,108	12,207
Securities held-to-maturity, at amortized cost	123,133	134,056
Mortgages held-for-sale	1,928	1,396
Loans receivable	1,156,501	1,097,268
Allowance for loan losses	(11,603)	(11,161)

Net loans receivable	1,144,898	1,086,107
Federal Home Loan Bank of Dallas stock, at cost	6,987	5,880
Investments in real estate	2,078	835
Premises and equipment, net	16,789	16,831
Goodwill	27,969	27,942
Other intangible assets, net	6,592	6,780
Cash surrender value of life insurance policies	14,256	14,091
Accrued interest receivable and other assets	16,183	16,657

	$1,488,626	$1,401,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$129,983	$106,382
Interest-bearing	981,164	934,992

Total deposits	1,111,147	1,041,374
Borrowings and repurchase agreements	188,845	173,395
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,604	8,330

Total liabilities	1,329,215	1,243,718
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000 shares authorized; 10,158 shares at March 31, 2008 and 10,128 shares at December 31, 2007 issued	10,158	10,128
Additional paid-in capital	108,813	108,173
Retained earnings	40,933	39,763
Common stock in treasury, at cost (4 shares at March 31, 2008 and December 31, 2007)	(69)	(69)
Accumulated other comprehensive loss	(424)	(516)

Total shareholders’ equity	159,411	157,479

	$1,488,626	$1,401,197

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$18,378	$15,808
Mortgages held-for-sale	32	1,121
Securities	1,319	2,273
Federal funds sold and other	803	278

Total interest income	20,532	19,480
Interest expense:
Deposits	8,542	9,456
Borrowings and repurchase agreements	1,755	1,889
Junior subordinated debentures	356	455

Total interest expense	10,653	11,800

Net interest income	9,879	7,680
Provision for loan losses	1,501	900

Net interest income after provision for loan losses	8,378	6,780
Noninterest income:
Trust and investment management fees	4,407	4,244
Mortgage banking	54	2,192
Insurance commissions and fees	1,727	1,713
Real estate operations, including net gain on sales	55	18
Net loss on sale of available-for-sale securities	—	(149)
Other	434	437

Total noninterest income	6,677	8,455
Noninterest expense:
Compensation	8,078	7,863
Occupancy	1,438	1,399
Equipment	531	520
Advertising and promotion	204	196
Outside data processing	694	808
Professional fees	1,156	390
Intangible amortization	187	209
Other	989	1,077

Total noninterest expense	13,277	12,462

Net earnings before income taxes	1,778	2,773
Income tax expense	608	998

NET EARNINGS	$1,170	$1,775

Earnings Per Common Share:
Basic	$0.12	$0.23
Diluted	0.11	0.22
Average common shares outstanding	9,846	7,555
Diluted average common shares outstanding	10,714	8,131

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008

(Unaudited, amounts in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2008	10,128	$10,128	$108,173	$39,763	$(69)	$(516)	$157,479
Stock-based compensation cost recognized in earnings	—	—	335	—	—	—	335
Issuance of common shares for exercise of options	33	33	302	—	—	—	335
Forfeitures of restricted stock	(3)	(3)	3	—	—	—	—
Comprehensive income:
Net earnings	—	—	—	1,170	—	—	1,170
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $52	—	—	—	—	—	92	92

Total comprehensive income							1,262

Balance at March 31, 2008	10,158	$10,158	$108,813	$40,933	$(69)	$(424)	$159,411

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,170	$1,775
Adjustments to reconcile net earnings to net cash provided by operating activities, net of effects of business combinations:
Provision for loan losses	1,501	900
Amortization of premiums and discounts, net	319	423
Stock-based compensation	335	252
Depreciation	616	596
Gain on sale of mortgage loans	(64)	(2,038)
(Gain) loss on sale of foreclosed real estate	6	(13)
Realized loss on sales of available-for-sale securities, net	—	149
Increase in mortgage loans held-for-sale	(8,646)	(57,612)
Proceeds from sale of mortgage loans	8,178	71,465
Federal Home Loan Bank of Dallas stock dividends	(66)	(105)
Tax effect of stock-based compensation	—	(27)
Decrease in accrued interest receivable	527	518
Increase in other assets	(271)	(1,140)
Increase (decrease) in accrued interest payable	(63)	101
Increase in other liabilities	338	1,369

Net cash provided by operating activities	3,880	16,613

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(3,065)
Principal collected on available-for-sale securities	187	3,329
Proceeds from sales of available-for-sale securities	—	33,401
Principal collected on held-to-maturity securities	10,848	8,370
Proceeds from sales of held-to-maturity securities	—	7,414
Proceeds from sales of foreclosed real estate	53	51
Cash paid for acquisition, net of cash acquired	(27)	(25)
Loan originations and principal collections, net	(61,594)	(25,049)
Purchases of Federal Home Loan Bank stock	(1,041)	(432)
Redemption of Federal Home Loan Bank stock	—	1,645
Purchases of premises and equipment	(574)	(2,138)

Net cash provided (used) by investing activities	(52,148)	23,501

Cash flows from financing activities:
Net increase (decrease) in deposits	69,773	(33,513)
Increase in short term Federal Home Loan Bank of Dallas borrowings	—	12,000
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	30,000	—
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(25,000)	(25,000)
Increase (decrease) in repurchase agreements	10,496	(1,181)
Payment on notes payable	(46)	(46)
Tax effect of stock-based compensation	—	27
Proceeds from issuance of common stock, net	335	425

Net cash provided (used) by financing activities	85,558	(47,288)

Net increase (decrease) in cash and cash equivalents	37,290	(7,174)
Cash and cash equivalents at beginning of period	78,415	39,096

Cash and cash equivalents at end of period	$115,705	$31,922

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$10,716	$11,594
Income taxes paid	385	—
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	1,302	458

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. is a holding company that was formed on March 28, 2000 as Guardian Holdings, Inc. and had no operations until it acquired GSF Holding, Inc., now known as Encore Holdings, Inc. (Encore Holdings), and its wholly-owned subsidiary, Guardian Savings and Loan Association effective September 30, 2000. Guardian Savings and Loan Association, a federally chartered savings institution, changed its name to Guardian Savings Bank effective September 28, 2000 and then to Encore Bank (the Bank) effective September 1, 2001. The Bank converted from a federal savings association to a national banking association effective March 30, 2007 and changed its name to Encore Bank, National Association. In connection with the conversion, we became a bank holding company and Encore Holdings was merged into Encore Bancshares, Inc. As part of a corporate reorganization following the conversion of the Bank to a national banking association, as of June 30, 2007, the Bank was merged with and into Encore Trust Company, N.A. (Encore Trust). The resulting bank, which was renamed Encore Bank, National Association (Encore Bank), operates as a national banking association with its main office in Houston, Texas. Since the merger, the business of Encore Trust is being conducted as a division of Encore Bank.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, and Encore Bank’s wholly-owned subsidiaries, Town & Country Insurance Agency, Inc. (Town & Country), and Linscomb & Williams, Inc. (Linscomb & Williams). We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

We must make estimates and assumptions that affect amounts reported in our interim consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

These interim consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period.

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

Adoption of New Accounting Pronouncements

On January 1, 2008, we adopted the following new accounting pronouncements:

SFAS 157 – Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements; and

SFAS 159 – SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

The adoption of SFAS 157 and SFAS 159 did not have any effect on our consolidated financial statements at the date of adoption other than expanded disclosures required by SFAS 157.

Descriptions of our significant accounting policies are included in Note A to our consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K. There have been no significant changes to these policies.

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2008	2007
Unrealized holding gains on available-for-sale securities	$144	$1,615
Reclassification adjustment for losses realized in income	—	(149)

Net unrealized gain	144	1,466
Tax expense	(52)	(528)

Net-of-tax amount	$92	$938

Recent Accounting Pronouncements

SFAS No. 141(R), Business Combinations (SFAS 141R). Issued by the Financial Accounting Standards Board (FASB) in December 2007, SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for business combinations for which the acquisition date is within financial statements issued for fiscal years beginning after December 15, 2008, and earlier application is prohibited. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements; however, the effect is dependent upon whether we make any future acquisitions and the specifics of those acquisitions.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160). Issued by the FASB in December 2007, SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

FASB Staff Position No. 157-2 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating what impact, if any, this FSP will have on our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

The amortized cost and fair values for the major categories of securities available-for-sale and held-to-maturity were as follows:

	March 31, 2008		December 31, 2007
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-Sale:
Mortgage-backed securities	$3,720	$3,692	$3,910	$3,809
Other	4,354	4,352	4,354	4,347

Total	8,074	8,044	8,264	8,156
Marketable equity securities	4,000	4,064	4,000	4,051

Total available-for-sale securities	$12,074	$12,108	$12,264	$12,207

Held-to-Maturity:
Mortgage-backed securities	$123,133	$124,796	$134,056	$133,454

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	March 31, 2008	December 31, 2007
Commercial Loans:
Commercial	$142,259	$127,583
Commercial real estate	291,543	277,047
Real estate construction	97,807	100,975

Total commercial loans	531,609	505,605

Consumer Loans:
Residential real estate first lien	264,445	271,346
Residential real estate second lien	234,623	195,583
Home equity lines	78,860	79,023
Consumer installment - indirect	21,917	25,262
Consumer other	25,047	20,449

Total consumer loans	624,892	591,663

Total loans receivable	$1,156,501	$1,097,268

Included in loans receivable is $3,092 and $3,117 of net deferred loan origination costs at March 31, 2008 and December 31, 2007.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$11,161	$9,056
Provision for loan losses	1,501	900
Loans charged-off	(1,108)	(318)
Recoveries of loans previously charged-off	49	152

Balance at end of period	$11,603	$9,790

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2008	December 31, 2007
Impaired loans on non-accrual without a valuation allowance	$2,146	$—
Impaired loans on non-accrual with a valuation allowance	6,748	6,901

Total impaired loans	$8,894	$6,901

Valuation allowance related to impaired loans	$2,433	$2,581

Total non-accrual loans	$14,131	$11,208

Total loans past due ninety days or more and still accruing	$283	$2,183

NOTE D – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of March 31, 2008 are set forth in the following table:

	Actual		For capital adequacy purposes		To be categorized as well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$145,274	10.31%	$56,384	4.00%	N/A	N/A
Encore Bank, N.A.	111,969	7.96	56,233	4.00	$70,292	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$145,274	12.91%	$45,019	4.00%	N/A	N/A
Encore Bank, N.A.	111,969	9.96	44,956	4.00	$67,434	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$156,877	13.94%	$90,039	8.00%	N/A	N/A
Encore Bank, N.A.	123,572	10.99	89,912	8.00	$112,391	10.00%

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.75% as of December 31, 2008.

NOTE E – COMMITMENTS AND CONTINGENCIES

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

NOTE F – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	Three Months Ended March 31,
	2008	2007
Basic:
Net earnings	$1,170	$1,775
Average common shares outstanding, net of nonvested restricted stock	9,846	7,555
Per Share	$0.12	$0.23
Diluted:
Average common shares outstanding	9,846	7,555
Add: Net effect of nonvested restricted stock and the assumed exercise of stock options	583	451
Contingent share-based consideration	285	125
Diluted average common shares outstanding	10,714	8,131
Per Share	$0.11	$0.22

In July 2007, we completed our initial public offering of 1,905 shares of common stock at $21.00 per share. In August, our underwriters exercised their over-allotment option for an additional 286 shares of common stock, also at $21.00 per share. No dividends have been declared on our common stock.

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements. In accordance with SFAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U. S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets measured at fair value on a recurring basis.

Description	March 31,2008	Level 1
Available-for-sale securities (1)	$6,441	$6,441

Total	$6,441	$6,441

(1)	Excludes cost-basis equity securities of $5,667.

Also, we may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with US GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis in first quarter 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

Description	March 31,2008	Level 2	Losses for Three Months Ended March 31, 2008
Loans (1)	$2,146	$2,146	$—

Total	$2,146	$2,146	$—

(1)	Represents carrying value of loans and related write-downs for which adjustments are based on the appraised value of the collateral.

We have only partially applied SFAS 157 as allowed by FSP 157-2. The major categories of non-financial assets for which we have not applied the provisions of SFAS 157 are goodwill, other intangible assets and investments in real estate.

NOTE H – SEGMENT INFORMATION

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

The accounting policies of each line of business are the same as those described in the summary of significant accounting policies included in Note A to our consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K. Revenues, expenses, and assets are recorded by each line of business, and we separately review financial information. In addition to direct expenses, each line of business was allocated certain general corporate expenses such as executive administration, accounting, internal audit, and human resources based on the average asset level of the operating segment. Activities that are not directly attributable to the reportable operating segments, including the elimination of intercompany transactions, are presented under other.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
For the three months ended March 31, 2008
Net interest income (expense)	$10,130	$64	$41	$(356)	$9,879
Provision for loan losses	1,501	—	—	—	1,501
Noninterest income	519	4,407	1,732	19	6,677
Noninterest expense	9,103	3,070	1,104	—	13,277

Earnings (loss) before income taxes	45	1,401	669	(337)	1,778
Income tax expense (benefit)	(15)	504	240	(121)	608

Net earnings (loss)	$60	$897	$429	$(216)	$1,170

Total assets at March 31, 2008	$1,500,462	$47,444	$10,143	$(69,423)	$1,488,626
For the three months ended March 31, 2007
Net interest income (expense)	$8,035	$73	$27	$(455)	$7,680
Provision for loan losses	900	—	—	—	900
Noninterest income	2,481	4,244	1,716	14	8,455
Noninterest expense	8,453	3,027	982	—	12,462

Earnings (loss) before income taxes	1,163	1,290	761	(441)	2,773
Income tax expense (benefit)	396	467	272	(137)	998

Net earnings (loss)	$767	$823	$489	$(304)	$1,775

Total assets at March 31, 2007	$1,301,562	$43,935	$9,278	$(59,788)	$1,294,987

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” and similar words, or the negatives of these words, are intended to identify forward-looking statements.

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

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

Overview

Encore Bancshares, Inc. is a bank holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and six private client offices and two loan production offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of March 31, 2008, we reported, on a consolidated basis, total assets of $1.5 billion, total loans of $1.2 billion, total deposits of $1.1 billion, shareholders’ equity of $159.4 million and $2.7 billion in assets under management.

Results of Operations

Net earnings for the quarter ended March 31, 2008 were $1.2 million, or $0.11 per diluted share, compared with $1.8 million, or $0.22 per diluted share, for the quarter ended March 31, 2007. Net interest income increased by $2.2 million, however, this increase was offset by a $2.1 million decrease in mortgage banking income, a $601,000 increase in the provision for loan losses and a $815,000 increase in noninterest expense. The change in net earnings was different than earnings per share primarily because of the additional shares issued in the initial public offering in the third quarter of 2007.

We posted a return on average common equity of 2.97% and 6.68%, a return on average assets of 0.33% and 0.55%, and an efficiency ratio of 79.06% and 75.25% for the quarters ended March 31, 2008 and 2007. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

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

Net interest income was $9.9 million for the three months ended March 31, 2008, an increase of $2.2 million, or 28.6%, compared with the first quarter of 2007. The net interest margin expanded 39 basis points to 2.94% for the same comparison period, reflecting an improved asset mix, as we continued to execute our strategy of replacing lower yielding mortgage loans and securities with higher yielding loans. In addition, average earning assets grew $132.1 million, or 10.8%, due primarily to growth in loans. The growth in the net interest margin was due primarily to our ability to reprice more funding liabilities than assets while in a declining rate environment.

Average loans were $1.1 billion for the first quarter of 2008, a $202.9 million, or 22.1%, increase compared with the same quarter of 2007. Consistent with our strategy, this increase in loans was partially offset by a $90.1 million, or 38.8%, decrease in average securities during the same period. As a result of this shift in asset mix, loans accounted for 82.8% of earning assets during the first quarter of 2008, compared with 75.1% of earning assets for the same period of 2007. In addition, noninterest-bearing deposits were $106.9 million for the first quarter of 2008, a $955,000, or 0.9%, increase compared with the same period of 2007.

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

	For the Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,119,439	$18,378	6.60%	$916,523	$15,808	6.99%
Mortgages held-for-sale	1,465	32	8.79	52,273	1,121	8.70
Securities	142,098	1,319	3.73	232,154	2,273	3.97
Federal funds sold and other	89,419	803	3.61	19,412	278	5.81

Total interest-earning assets	1,352,421	20,532	6.11	1,220,362	19,480	6.47
Less: Allowance for loan losses	(11,178)			(9,268)
Noninterest-earning assets	102,266			102,234

Total assets	$1,443,509			$1,313,328

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$182,483	$953	2.10%	$183,335	$1,301	2.88%
Money market and savings	333,241	2,380	2.87	334,971	3,619	4.38
Time deposits	434,597	5,209	4.82	374,389	4,536	4.91

Total interest-bearing deposits	950,321	8,542	3.62	892,695	9,456	4.30
Borrowings and repurchase agreements	193,855	1,755	3.64	172,660	1,889	4.44
Junior subordinated debentures	20,619	356	6.94	20,619	455	8.95

Total interest-bearing liabilities	1,164,795	10,653	3.68	1,085,974	11,800	4.41

Noninterest-bearing liabilities:
Noninterest-bearing deposits	106,905			105,950
Other liabilities	13,313			13,685

Total liabilities	1,285,013			1,205,609
Shareholders’ equity and puttable common stock	158,496			107,719

Total liabilities, shareholders’ equity and puttable common stock	$1,443,509			$1,313,328

Net interest income		$9,879			$7,680

Net interest spread			2.43%			2.06%
Net interest margin			2.94%			2.55%

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $1.5 million for the three months ended March 31, 2008, increasing $601,000 compared with the same period of 2007. The increase in the provision reflects the amount we consider necessary to fund losses inherent in the loan portfolio primarily as a result of the growth in the loan portfolio and changes in historical loss factors and other qualitative factors.

Noninterest Income

Noninterest income represented 40.33% and 52.40% of total revenue for the three months ended March 31, 2008 and 2007.

Noninterest income decreased $1.8 million, or 21.0%, to $6.7 million for the three months ended March 31, 2008, compared with the same period in 2007. The decrease was due primarily to a $2.1 million decrease in mortgage banking income. The decrease in mortgage banking income was due primarily to the disruption in the mortgage markets and our strategic decision in the third quarter of 2007 to retain originated mortgages. Marginally offsetting the decrease in mortgage banking income was an increase in trust and investment management fees. Trust and investment management fees rose $163,000, or 3.8%, to $4.4 million. The increase was due primarily to a 4.9% increase in assets under management.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Trust and investment management fees	$4,407	$4,244
Mortgage banking	54	2,192
Insurance commissions and fees	1,727	1,713
Real estate operations, including net gain on sales	55	18
Net loss on sale of available-for-sale securities	—	(149)
Other	434	437

Total noninterest income	$6,677	$8,455

Noninterest Expense

Noninterest expense was $13.3 million, an increase of $815,000, or 6.5%, compared with the first quarter of 2007. The increase was due primarily to $415,000 of legal fees related to an arbitration matter and a severance charge (included in compensation) of $635,000. The severance charge was related to a former executive officer of our subsidiary Encore Bank.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Compensation	$8,078	$7,863
Non-staff expenses:
Occupancy	1,438	1,399
Equipment	531	520
Advertising and promotion	204	196
Outside data processing	694	808
Professional fees	1,156	390
Intangible amortization	187	209
Other	989	1,077

Total noninterest expense	$13,277	$12,462

Income Tax Expense

The provision for income taxes decreased $390,000, or 39.1%, to $608,000 for the three months ended March 31, 2008, compared with $998,000 for the same three months of 2007. The change in income tax expense primarily reflects the decrease in earnings before income tax expense. The effective tax rate for the three months ended March 31, 2008 and 2007 was 34.2% and 36.0%.

Result of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
For the three months ended March 31, 2008
Net interest income (expense)	$10,130	$64	$41	$(356)	$9,879
Provision for loan losses	1,501	—	—	—	1,501
Noninterest income	519	4,407	1,732	19	6,677
Noninterest expense	9,103	3,070	1,104	—	13,277

Earnings (loss) before income taxes	45	1,401	669	(337)	1,778
Income tax expense (benefit)	(15)	504	240	(121)	608

Net earnings (loss)	$60	$897	$429	$(216)	$1,170

Total assets at March 31, 2008	$1,500,462	$47,444	$10,143	$(69,423)	$1,488,626

For the three months ended March 31, 2007
Net interest income (expense)	$8,035	$73	$27	$(455)	$7,680
Provision for loan losses	900	—	—	—	900
Noninterest income	2,481	4,244	1,716	14	8,455
Noninterest expense	8,453	3,027	982	—	12,462

Earnings (loss) before income taxes	1,163	1,290	761	(441)	2,773
Income tax expense (benefit)	396	467	272	(137)	998

Net earnings (loss)	$767	$823	$489	$(304)	$1,775

Total assets at March 31, 2007	$1,301,562	$43,935	$9,278	$(59,788)	$1,294,987

Banking

Net earnings for the three months ended March 31, 2008 decreased to $60,000, compared with $767,000 in the same period of 2007. Net interest income increased $2.1 million, or 26.1%, but was offset by an increase in the provision for loan losses of $601,000, a decrease in noninterest income of $2.0 million, or 79.1%, and an increase in noninterest expense of $650,000.

Net interest income for the three months ended March 31, 2008 increased $2.1 million, or 26.1%, compared with the same period of 2007. The increase resulted primarily from an improvement in the net interest margin and a higher volume of interest-earning assets. The net interest margin improved as a result of a more optimal mix of earning assets. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended March 31, 2008 totaled $1.5 million, compared with $900,000 for the same period of 2007. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended March 31, 2008 decreased $2.0 million, or 79.1%, compared with the same period in 2007. The decrease was due primarily to the decrease in mortgage banking income.

Noninterest expense for the three months ended March 31, 2008 increased $650,000, or 7.7%, compared with the same period in 2007. The increase in noninterest expense was due primarily to a $635,000 severance charge and $415,000 in legal fees related to an arbitration matter. These expense increases were partially offset by the cost reduction initiative that was launched in the fourth quarter of 2007.

Wealth Management

Net earnings for the three months ended March 31, 2008 increased $74,000, or 9.0%, compared with the same period in 2007. The increase in earnings was due primarily to an increase in assets under management. Assets under management were $2.7 billion as of March 31, 2008 compared with $2.6 billion as of March 31, 2007, a 4.9% increase.

Noninterest income for the three months ended March 31, 2008 increased $163,000, or 3.8%, compared with the same period in 2007, due primarily to increased assets under management.

Noninterest expense for the three months ended March 31, 2008 increased $43,000, or 1.4%, compared with the same period in 2007. The increase was due primarily to higher compensation expense due to hiring of additional staff and merit increases.

Insurance

Net earnings for the three months ended March 31, 2008 decreased $60,000, or 12.3%, compared with the same period of 2007. Commission revenue was essentially flat due to the soft property and casualty insurance market.

Noninterest income for the three months ended March 31, 2008 increased $16,000, or 0.9%, compared with the same period of 2007. Commission revenue was essentially flat as new customer growth was offset by lower commissions resulting from the soft property and casualty insurance market.

Noninterest expense for the three months ended March 31, 2008 increased $122,000, or 12.4%, compared with the same period of 2007. The increase was due primarily to increased compensation expense related to new business.

Other

“Other” consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to a refinance of $15.5 million of the debentures in April 2007.

Financial Condition

Our total assets increased $87.4 million, or 6.2%, to $1.5 billion as of March 31, 2008 compared with total assets of $1.4 billion as of December 31, 2007. Our loan portfolio grew $59.2 million, or 5.4%, to $1.2 billion as of March 31, 2008. Our securities portfolio decreased $11.0 million, or 7.5%, to $135.2 million compared with $146.3 million as of December 31, 2007. Shareholders’ equity increased $1.9 million, or 1.2%, to $159.4 million compared with $157.5 million as of December 31, 2007.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 46.0% of our portfolio as of March 31, 2008. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 54.0% of our loan portfolio as of March 31, 2008.

Total loans were $1.2 billion as of March 31, 2008, an increase of $59.2 million, or 5.4%, compared with loans of $1.1 billion as of December 31, 2007. The majority of loan growth occurred in residential real estate second lien, which increased $39.0 million, or 20.0%, and commercial real estate, which increased $14.5 million, or 5.2%, to $291.5 million. This growth was due primarily to continued strength in our market areas in Texas.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2008		As of December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$142,259	12.3%	$127,583	11.6%
Commercial real estate	291,543	25.2	277,047	25.3
Real estate construction	97,807	8.5	100,975	9.2

Total commercial	531,609	46.0	505,605	46.1

Consumer:
Residential real estate first lien	264,445	22.9	271,346	24.7
Residential real estate second lien	234,623	20.3	195,583	17.8
Home equity lines	78,860	6.8	79,023	7.2
Consumer installment - indirect	21,917	1.9	25,262	2.3
Consumer other	25,047	2.1	20,449	1.9

Total consumer	624,892	54.0	591,663	53.9

Total loans receivable	$1,156,501	100.0%	$1,097,268	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of March 31, 2008	As of December 31, 2007
	(dollars in thousands)
Nonaccrual loans	$14,131	$11,208
Accruing loans past due 90 days or more	283	2,183
Restructured loans	—	—

Total nonperforming loans	14,414	13,391

Investment in real estate	2,078	835

Total nonperforming assets	$16,492	$14,226

Nonperforming assets to total loans and investment in real estate	1.42%	1.30%

Nonperforming assets were $16.5 million and $14.2 million as of March 31, 2008 and December 31, 2007. Our ratio of nonperforming assets to total loans and investment in real estate was 1.42% and 1.30% as of March 31, 2008 and December 31, 2007. The increase in nonaccrual loans was primarily attributable to two commercial real estate loans totaling $2.7 million. Included in nonaccrual loans was a loan in the amount of $6.3 million to a law firm. Repayment of a major portion of this loan is primarily dependent on a lawsuit which has settled and the proceeds are placed in escrow, but distribution of the attorneys’ fee to our client is pending final court action. Loans 90 days past due or more and still accruing were $283,000 at March 31, 2008, compared with $2.2 million at December 31, 2007. Investment in real estate was $2.1 million at March 31, 2008 compared with $835,000 at December 31, 2007, a $1.2 million increase due primarily to repossession of a residential lot in Houston.

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

The allowance for loan losses represents our estimate of the amount necessary to provide for losses inherent in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, our judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy in comparison with peer institutions.

Net charge-offs for the first quarter of 2008 were $1.1 million, or 0.38% of average total loans on an annualized basis, compared with $166,000, or 0.07% of average total loans on an annualized basis for the first quarter of 2007. Consumer loans, which include our indirect auto and boat portfolio, accounted for a majority of the net charge-offs in the first quarter of 2008. We stopped originating indirect auto and boat loans in the third quarter of 2005.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Three Months Ended March 31, 2008	As of and for the Year Ended December 31, 2007
	(dollars in thousands)
Average loans outstanding	$1,119,439	$972,760

Total loans outstanding at end of period	$1,156,501	$1,097,268

Allowance for loan losses at beginning of period	$11,161	$9,056

Charge-offs:
Commercial:
Commercial	(231)	(62)
Commercial real estate	(80)	—
Real estate construction	(9)	(79)

Total commercial	(320)	(141)

Consumer:
Residential real estate first lien	(43)	(190)
Residential real estate second lien	(377)	(760)
Home equity lines	(42)	(334)
Consumer installment - indirect	(297)	(962)
Consumer other	(29)	(226)

Total consumer	(788)	(2,472)

Total charge-offs	(1,108)	(2,613)

Recoveries:
Commercial:
Commercial	11	46
Commercial real estate	—	—
Real estate construction	—	—

Total commercial	11	46

Consumer:
Residential real estate first lien	1	34
Residential real estate second lien	2	178
Home equity lines	2	43
Consumer installment - indirect	6	294
Consumer other	27	94

Total consumer	38	643

Total recoveries	49	689

Net charge-offs	(1,059)	(1,924)

Provision for loan losses	1,501	4,029

Allowance for loan losses at end of period	$11,603	$11,161

Ratio of net charge-offs to average loans	0.38%	0.20%
Ratio of allowance for loan losses to period end loans	1.00	1.02
Ratio of allowance for loan losses to nonperforming loans	80.50	83.35

Deposits

Our deposits averaged $1.1 billion for the three months ended March 31, 2008 and $1.0 billion for the year ended December 31, 2007. As of March 31, 2008, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $860.7 million, or 77.5%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 22.5% of total deposits. As of March 31, 2008, total deposits increased $69.8 million, or 6.7%, to $1.1 billion compared with total deposits of $1.0 billion as of December 31, 2007.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$106,905	—%	$109,448	—%
Interest checking	182,483	2.10	172,701	2.97
Money market and savings	333,241	2.87	348,567	4.23
Time deposits less than $100,000	199,372	4.86	175,393	4.86

Core deposits	822,001	2.81	806,109	3.52

Time deposits $100,000 and greater	218,547	4.81	192,234	5.02
Brokered deposits	16,678	4.43	13,220	4.54

Total deposits	$1,057,226	3.25%	$1,011,563	3.82%

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We utilize borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically advances from the Federal Home Loan Bank of Dallas (FHLB), which have terms ranging from overnight to several years. All borrowings from the FHLB are collateralized by a blanket lien on Encore Bank’s mortgage-related assets. Additionally, we borrow from other financial institutions using investment securities as collateral and have issued junior subordinated debentures to subsidiary trusts.

Our borrowings and repurchase agreements were $188.8 million as of March 31, 2008. The outstanding balance as of March 31, 2008 includes $125.0 million in long-term advances and $63.6 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings. Additionally, we had $201,000 in notes payable related to the acquisition of Town & Country Insurance Agency, Inc.

We increased our borrowings and repurchase agreements $15.5 million, or 8.9%, to $188.8 million as of March 31, 2008 from $173.4 million as of December 31, 2007. The increase was due primarily to the addition of long term FHLB advances to fund the growth in our second mortgage portfolio.

The following table summarizes our two issues of junior subordinated debentures outstanding as of March 31, 2008:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of March 31, 2008	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory
Trust II	9/17/2003	$5,000	5.75%	Adjustable quarterly	3 month	$5,155	9/24/2033
					LIBOR + 2.95%
Encore Capital
Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. As of March 31, 2008, our average deposits were $1.1 billion, or 73.2% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $1.9 million, or 1.2%, to $159.4 million as of March 31, 2008 compared with $157.5 million as of December 31, 2007, primarily due to net earnings.

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

The following table presents capital amounts and ratios for us and Encore Bank as of March 31, 2008:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$145,274	10.31%	$56,384	4.00%	N/A	N/A
Tier 1 risk-based	145,274	12.91	45,019	4.00	N/A	N/A
Total risked-based	156,877	13.94	90,039	8.00	N/A	N/A

Encore Bank, N.A.
Leverage (1)	$111,969	7.96%	$56,233	4.00%	$70,292	5.00%
Tier 1 risk-based	111,969	9.96	44,956	4.00	67,434	6.00
Total risked-based	123,572	10.99	89,912	8.00	112,391	10.00

(1)	As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.75% as of December 31, 2008.

Recent Development

John Lingor was named Executive Vice President and Chief Credit Officer of Encore Bank. Mr. Lingor has over 36 years of banking and credit management experience, most recently as Senior Vice President and Credit Risk Manager at Amegy Bank of Texas.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the Asset/Liability Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As described in Item 9A of our 2007 Annual Report on Form 10-K, we identified the following material weakness in our internal control over financial reporting as of December 31, 2007. We did not maintain effective controls over cost-basis investments (equity securities without a readily determinable market value). Specifically, we did not have formal documented policies and procedures in place to determine the fair value of this particular type of investment or assess whether such investment was impaired. The lack of this control could potentially result in us not detecting an “other than temporary” impairment in the quarter in which it should be recognized, which could result in a material adjustment to earnings. The fair value of these cost-basis investments should be determined and a formal process performed at least quarterly to ascertain if there is an “other than temporary” impairment. If we determine that any impairment is “other than temporary”, a write-down of these cost-basis investments should be recorded at such time. At March 31, 2008, our cost basis in these assets was approximately $2.0 million.

(b)	Changes in Internal Control over Financial Reporting

In the first quarter of 2008, to remediate the material weakness discussed above, we implemented controls and procedures to determine the fair value of cost-basis investments. As of March 31, 2008, we performed an impairment analysis and determined there was no “other than temporary” impairment in these cost-basis investments. We evaluated the design and operation of the new controls and procedures and concluded that these controls and procedures were designed and operating effectively as of March 31, 2008. We believe that the changes and enhanced controls and procedures described above remediated the material weakness as of March 31, 2008.

Except for such changes, during the first quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information contained in this report, you should consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K. There have been no material changes in our Risk Factors from those disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the “S-1 Registration Statement”)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

10.1*	Executive Employment Agreement dated April 7, 2008 between William Reed Moraw and Town & Country Insurance Agency, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

May 8, 2008	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer and President

May 8, 2008	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer