Form 10-Q
period 2008-06-30
Encore Bancshares Inc
filed 2008-08-04
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2008, there were 10.2 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$21,954	$18,817
Interest-bearing deposits in banks	28,297	18,581
Federal funds sold and other temporary investments	10,716	41,017

Cash and cash equivalents	60,967	78,415
Securities available-for-sale, at estimated fair value	41,508	12,207
Securities held-to-maturity, at amortized cost	107,424	134,056
Mortgages held-for-sale	—	1,396
Loans receivable	1,169,151	1,097,268
Allowance for loan losses	(12,054)	(11,161)

Net loans receivable	1,157,097	1,086,107
Federal Home Loan Bank of Dallas stock, at cost	7,943	5,880
Investment in real estate	2,063	835
Premises and equipment, net	17,050	16,831
Goodwill	27,975	27,942
Other intangible assets, net	6,406	6,780
Cash surrender value of life insurance policies	14,398	14,091
Accrued interest receivable and other assets	17,882	16,657

	$1,460,713	$1,401,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$123,594	$106,382
Interest-bearing	931,149	934,992

Total deposits	1,054,743	1,041,374
Borrowings and repurchase agreements	212,257	173,395
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	12,882	8,330

Total liabilities	1,300,501	1,243,718
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000 shares authorized; 10,240 shares at June 30, 2008 and 10,128 shares at December 31, 2007 issued	10,240	10,128
Additional paid-in capital	109,169	108,173
Retained earnings	41,414	39,763
Common stock in treasury, at cost (6 shares at June 30, 2008 and 4 shares at December 31, 2007)	(98)	(69)
Accumulated other comprehensive loss	(513)	(516)

Total shareholders’ equity	160,212	157,479

	$1,460,713	$1,401,197

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$18,238	$16,346	$36,616	$32,154
Mortgages held-for-sale	25	1,202	57	2,323
Securities	1,250	1,745	2,569	4,018
Federal funds sold and other	552	382	1,355	660

Total interest income	20,065	19,675	40,597	39,155
Interest expense:
Deposits	7,123	9,525	15,665	18,981
Borrowings and repurchase agreements	1,767	1,779	3,522	3,668
Junior subordinated debentures	330	373	686	828

Total interest expense	9,220	11,677	19,873	23,477

Net interest income	10,845	7,998	20,724	15,678
Provision for loan losses	3,777	945	5,278	1,845

Net interest income after provision for loan losses	7,068	7,053	15,446	13,833
Noninterest income:
Trust and investment management fees	4,660	4,268	9,067	8,512
Mortgage banking	135	2,052	189	4,244
Insurance commissions and fees	1,385	1,562	3,112	3,275
Real estate operations	(452)	107	(397)	125
Net loss on sale of available-for-sale securities	—	(32)	—	(181)
Other	432	764	866	1,201

Total noninterest income	6,160	8,721	12,837	17,176
Noninterest expense:
Compensation	7,467	7,855	15,545	15,718
Occupancy	1,485	1,499	2,923	2,898
Equipment	487	497	1,018	1,017
Advertising and promotion	219	271	423	467
Outside data processing	717	904	1,411	1,712
Professional fees	739	458	1,895	848
Intangible amortization	188	211	375	420
Loss on early debt extinguishment	—	391	—	391
Other	1,295	1,203	2,284	2,280

Total noninterest expense	12,597	13,289	25,874	25,751

Net earnings before income taxes	631	2,485	2,409	5,258
Income tax expense	150	827	758	1,825

NET EARNINGS	$481	$1,658	$1,651	$3,433

Earnings Per Common Share:
Basic	$0.05	$0.22	$0.17	$0.45
Diluted	0.04	0.20	0.15	0.42
Average common shares outstanding	9,886	7,559	9,866	7,557
Diluted average common shares outstanding	10,780	8,200	10,747	8,166

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008

(Unaudited, amounts in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2008	10,128	$10,128	$108,173	$39,763	$(69)	$(516)	$157,479
Stock-based compensation cost recognized in earnings	—	—	598	—	—	—	598
Issuance of common shares for exercise of options	41	41	388	—	—	—	429
Issuance of restricted stock	75	75	(75)	—	—	—	—
Forfeitures of restricted stock	(4)	(4)	4	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	81	—	—	—	81
Purchase of treasury stock (2 shares)	—	—	—	—	(29)	—	(29)
Comprehensive income:
Net earnings	—	—	—	1,651	—	—	1,651
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $1	—	—	—	—	—	3	3

Total comprehensive income							1,654

Balance at June 30, 2008	10,240	$10,240	$109,169	$41,414	$(98)	$(513)	$160,212

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,651	$3,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	5,278	1,845
Amortization of premiums and discounts, net	672	846
Stock-based compensation	598	541
Depreciation	1,536	1,193
Gain on sale of mortgage loans	(133)	(3,912)
(Gain) loss on sale of foreclosed real estate	39	(13)
Realized loss on sales of available-for-sale securities, net	—	181
Loss on early debt extinguishment	—	391
Increase in mortgage loans held-for-sale	(16,775)	(142,646)
Proceeds from sale of mortgage loans	18,304	150,323
Federal Home Loan Bank of Dallas stock dividends	(118)	(194)
Excess tax benefit from stock-based compensation	(81)	(34)
Decrease in accrued interest receivable	765	476
Increase in other assets	(2,459)	(2,036)
Increase (decrease) in accrued interest payable	81	(308)
Increase in other liabilities	4,713	614

Net cash provided by operating activities	14,071	10,700

Cash flows from investing activities:
Purchases of available-for-sale securities	(30,203)	(3,065)
Principal collected on available-for-sale securities	775	4,827
Proceeds from sales of available-for-sale securities	—	67,882
Principal collected on held-to-maturity securities	26,465	15,719
Proceeds from sales of held-to-maturity securities	—	7,414
Proceeds from sales of foreclosed real estate	1,739	51
Cash paid for acquisition	(33)	(37)
Loan purchases	—	(26,371)
Loan originations and principal collections, net	(79,608)	(19,290)
Purchases of Federal Home Loan Bank stock	(1,945)	(1,794)
Redemption of Federal Home Loan Bank stock	—	3,283
Purchases of premises and equipment	(1,421)	(5,474)

Net cash provided (used) by investing activities	(84,231)	43,145

Cash flows from financing activities:
Net increase (decrease) in deposits	13,369	(10,539)
Decrease in short term Federal Home Loan Bank of Dallas borrowings	—	(55,000)
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	77,000	35,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(25,000)	(25,000)
Decrease in repurchase agreements	(13,045)	(887)
Payment on notes payable	(93)	(92)
Proceeds from issuance of junior subordinated debentures	—	15,464
Retirement of junior subordinated debentures	—	(15,855)
Excess tax benefit from stock-based compensation	81	34
Proceeds from issuance of common stock, net	400	671

Net cash provided (used) by financing activities	52,712	(56,204)

Net decrease in cash and cash equivalents	(17,448)	(2,359)
Cash and cash equivalents at beginning of period	78,415	39,096

Cash and cash equivalents at end of period	$60,967	$36,737

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$19,792	$22,887
Income taxes paid	1,754	2,593
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	3,340	458

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. is a holding company that was formed on March 28, 2000 as Guardian Holdings, Inc. and had no operations until it acquired GSF Holding, Inc., now known as Encore Holdings, Inc. (Encore Holdings), and its wholly-owned subsidiary, Guardian Savings and Loan Association effective September 30, 2000. Guardian Savings and Loan Association, a federally chartered savings institution, changed its name to Guardian Savings Bank effective September 28, 2000 and then to Encore Bank (the Bank) effective September 1, 2001. The Bank converted from a federal savings association to a national banking association effective March 30, 2007 and changed its name to Encore Bank, National Association. In connection with the conversion, we became a bank holding company and Encore Holdings was merged into Encore Bancshares, Inc. As part of a corporate reorganization following the conversion of the Bank to a national banking association, as of June 30, 2007, the Bank was merged with and into Encore Trust Company, N.A. (Encore Trust). The resulting bank, which was renamed Encore Bank, National Association (Encore Bank), operates as a national banking association with its main office in Houston, Texas. Since the merger, the business of Encore Trust is being conducted as a division of Encore Bank. Our election to become a financial holding company was effective July 21, 2008.

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

These interim consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period.

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

SFAS 159 – SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

The adoption of SFAS 157 and SFAS 159 did not have any effect on our consolidated financial statements at the date of adoption other than expanded disclosures required by SFAS 157.

Descriptions of our significant accounting policies are included in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes to these policies.

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unrealized holding gains (losses) on available-for-sale securities	$(140)	$(24)	$4	$1,591
Reclassification adjustment for losses realized in income	—	(32)	—	(181)

Net unrealized gains (losses)	(140)	(56)	4	1,410
Tax (expense) benefit	51	22	(1)	(506)

Net-of-tax amount	$(89)	$(34)	$3	$904

Recent Accounting Pronouncements

SFAS No. 141(R), Business Combinations (SFAS 141R). Issued by the Financial Accounting Standards Board (FASB) in December 2007, SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for business combinations for which the acquisition date is within financial statements issued for fiscal years beginning after December 15, 2008, and earlier application is prohibited. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements; however, the future effect is dependent upon whether we make any future acquisitions and the specifics of those acquisitions.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160). Issued by the FASB in December 2007, SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

FASB Staff Position No. 157-2 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We are currently evaluating what impact, if any, FSP 157-2 will have on our consolidated financial statements.

FASB Staff Position No. 142-3 (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US GAAP. The provisions of FSP 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect FSP 142-3 to have a material effect on our consolidated financial statements; however, the effect is dependent upon whether we make any future acquisitions and the specifics of those acquisitions.

FASB Staff Position No. EITF 03-6-1 (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings per Share. The provisions of EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of EITF 03-6-1. Early application is not permitted. We do not expect EITF 03-6-1 to have a material effect on our consolidated financial statements.

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

The amortized cost and fair values for the major categories of securities available-for-sale and held-to-maturity were as follows:

	June 30, 2008		December 31, 2007
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-Sale:
Mortgage-backed securities	$33,327	$33,163	$3,910	$3,809
Other	4,354	4,326	4,354	4,347

Total	37,681	37,489	8,264	8,156
Marketable equity securities	4,000	4,019	4,000	4,051

Total available-for-sale securities	$41,681	$41,508	$12,264	$12,207

Held-to-Maturity:
Mortgage-backed securities	$107,424	$107,484	$134,056	$133,454

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	June 30, 2008	December 31, 2007
Commercial Loans:
Commercial	$127,639	$127,583
Commercial real estate	298,562	277,047
Real estate construction	91,371	100,975

Total commercial loans	517,572	505,605

Consumer Loans:
Residential real estate first lien	256,201	271,346
Residential real estate second lien	269,409	195,583
Home equity lines	79,913	79,023
Consumer installment—indirect	18,806	25,262
Consumer other	27,250	20,449

Total consumer loans	651,579	591,663

Total loans receivable	$1,169,151	$1,097,268

Included in loans receivable is $3,057 and $3,117 of net deferred loan origination costs at June 30, 2008 and December 31, 2007.

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$11,603	$9,790	$11,161	$9,056
Provision for loan losses	3,777	945	5,278	1,845
Loans charged-off	(3,477)	(655)	(4,585)	(973)
Recoveries of loans previously charged-off	151	88	200	240

Balance at end of period	$12,054	$10,168	$12,054	$10,168

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30, 2008	December 31, 2007
Impaired loans on non-accrual without a valuation allowance	$1,775	$—
Impaired loans on non-accrual with a valuation allowance	6,804	6,901

Total impaired loans	$8,579	$6,901

Valuation allowance related to impaired loans	$1,439	$2,581

Total non-accrual loans	$12,118	$11,208

Total loans past due 90 days or more and still accruing	$240	$2,183

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE D – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of June 30, 2008 are set forth in the following table:

	Actual		For capital adequacy purposes		To be categorized as well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$146,344	10.07%	$58,131	4.00%	N/A	N/A
Encore Bank, N.A.	118,243	8.16	57,997	4.00	$72,496	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$146,344	12.82%	$45,675	4.00%	N/A	N/A
Encore Bank, N.A.	118,243	10.37	45,592	4.00	$68,388	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$158,398	13.87%	$91,350	8.00%	N/A	N/A
Encore Bank, N.A.	130,298	11.43	91,184	8.00	$113,981	10.00%

As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.75% as of December 31, 2008.

NOTE E – COMMITMENTS AND CONTINGENCIES

In the second quarter of 2008, an arbitration panel made a final award related to an arbitration matter with the former owner of a company we acquired in 2005. The final award did not have a material adverse effect on our results of operations, financial position or cash flows.

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE F – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic:
Net earnings	$481	$1,658	$1,651	$3,433
Average common shares outstanding, net of nonvested restricted stock	9,886	7,559	9,866	7,557
Per Share	$0.05	$0.22	$0.17	$0.45
Diluted:
Average common shares outstanding	9,886	7,559	9,866	7,557
Add: Net effect of nonvested restricted stock and the assumed exercise of stock options	582	494	583	473
Contingent share-based consideration	312	147	298	136
Diluted average common shares outstanding	10,780	8,200	10,747	8,166
Per Share	$0.04	$0.20	$0.15	$0.42

In July 2007, we completed our initial public offering of 1,905 shares of common stock at $21.00 per share. In August 2007, our underwriters exercised their over-allotment option for an additional 286 shares of common stock, also at $21.00 per share. No dividends have been declared on our common stock.

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

The table below presents the balances of assets measured at fair value on a recurring basis as of June 30, 2008:

Description	Total	Level 1
Available-for-sale securities (1)	$35,841	$35,841

Total	$35,841	$35,841

(1)	Excludes cost-basis equity securities of $5,667.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

Also, we may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with US GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis during the first six months of 2008 that were still held on the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end.

Description	Total	Level 2	Losses for Six Months Ended June 30, 2008
Loans (1)	$6,876	$6,876	$289

Total	$6,876	$6,876	$289

(1)	Represents carrying value of loans and related write-downs for which adjustments are based on the appraised value of the collateral.

We have only partially applied SFAS 157 as allowed by FSP 157-2. The major categories of non-financial assets for which we have not applied the provisions of SFAS 157 are goodwill, other intangible assets and investment in real estate.

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

The accounting policies of each line of business are the same as those described in the summary of significant accounting policies included in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Revenues, expenses, and assets are recorded by each line of business, and we separately review financial information. In addition to direct expenses, each line of business was allocated certain general corporate expenses such as executive administration, accounting, internal audit, and human resources based on the average asset level of the operating segment. Activities that are not directly attributable to the reportable operating segments, including the elimination of intercompany transactions, are presented under other.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
For the three months ended June 30, 2008

Net interest income (expense)	$11,116	$37	$22	$(330)	$10,845
Provision for loan losses	3,777	—	—	—	3,777
Noninterest income	66	4,660	1,458	(24)	6,160
Noninterest expense	8,823	2,725	1,049	—	12,597

Earnings (loss) before income taxes	(1,418)	1,972	431	(354)	631
Income tax expense (benefit)	(586)	709	154	(127)	150

Net earnings (loss)	$(832)	$1,263	$277	$(227)	$481

Total assets at June 30, 2008	$1,472,045	$48,146	$13,188	$(72,666)	$1,460,713

For the three months ended June 30, 2007

Net interest income (expense)	$8,258	$77	$36	$(373)	$7,998
Provision for loan losses	945	—	—	—	945
Noninterest income	2,807	4,268	1,637	9	8,721
Noninterest expense	8,853	2,988	1,057	391	13,289

Earnings (loss) before income taxes	1,267	1,357	616	(755)	2,485
Income tax expense (benefit)	370	483	232	(258)	827

Net earnings (loss)	$897	$874	$384	$(497)	$1,658

Total assets at June 30, 2007	$1,292,112	$44,395	$9,101	$(58,407)	$1,287,201

For the six months ended June 30, 2008

Net interest income (expense)	$21,246	$101	$63	$(686)	$20,724
Provision for loan losses	5,278	—	—	—	5,278
Noninterest income	585	9,067	3,190	(5)	12,837
Noninterest expense	17,926	5,795	2,153	—	25,874

Earnings (loss) before income taxes	(1,373)	3,373	1,100	(691)	2,409
Income tax expense (benefit)	(601)	1,213	394	(248)	758

Net earnings (loss)	$(772)	$2,160	$706	$(443)	$1,651

Total assets at June 30, 2008	$1,472,045	$48,146	$13,188	$(72,666)	$1,460,713

For the six months ended June 30, 2007

Net interest income (expense)	$16,293	$150	$63	$(828)	$15,678
Provision for loan losses	1,845	—	—	—	1,845
Noninterest income	5,288	8,512	3,353	23	17,176
Noninterest expense	17,306	6,015	2,039	391	25,751

Earnings (loss) before income taxes	2,430	2,647	1,377	(1,196)	5,258
Income tax expense (benefit)	766	950	504	(395)	1,825

Net earnings (loss)	$1,664	$1,697	$873	$(801)	$3,433

Total assets at June 30, 2007	$1,292,112	$44,395	$9,101	$(58,407)	$1,287,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, factors that could contribute to those differences include, but are not limited to:

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

Overview

Encore Bancshares, Inc. is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and six private client offices and two loan production offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of June 30, 2008, we reported, on a consolidated basis, total assets of $1.5 billion, total loans of $1.2 billion, total deposits of $1.1 billion, shareholders’ equity of $160.2 million and $2.7 billion in assets under management.

Results of Operations

Net earnings for the quarter ended June 30, 2008 were $481,000, or $0.04 per diluted share, compared with $1.7 million, or $0.20 per diluted share, for the quarter ended June 30, 2007. During the quarter, a previously disclosed $6.3 million loan to a Houston law firm was resolved, resulting in a charge-off of $2.1 million. Subsequently, we considered it prudent to increase the allowance for loan losses due to challenges of the current credit environment. Further, net earnings were favorably impacted by a $2.8 million improvement in net interest income and lower expenses, partially offset by a $1.9 million decrease in mortgage banking income, as a result of the strategic decision to discontinue second mortgage sales beginning in the third quarter of 2007. We posted a return on average common equity of 1.21% and 6.07%, a return on average assets of 0.13% and 0.51%, and an efficiency ratio of 72.97% and 78.07% for the quarters ended June 30, 2008 and 2007. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

Net earnings for the six months ended June 30, 2008 were $1.7 million, or $0.15 per diluted share, compared with $3.4 million, or $0.42 per diluted share, for the same period of 2007. Net interest income increased by $5.0 million, but this increase was offset by a $3.4 million increase in the provision for loan losses and a $4.3 million decrease in noninterest income. The change in net earnings was different than the earnings per share primarily because of the additional shares issued in our initial public offering in the third quarter of 2007. We posted a return on average common equity of 2.08% and 6.39%, a return on average assets of 0.23% and 0.53%, and an efficiency ratio of 75.98% and 76.68% for the six months ended June 30, 2008 and 2007.

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

Net interest income was $10.8 million for the three months ended June 30, 2008, an increase of $2.8 million, or 35.6%, compared with the second quarter of 2007. Average interest-earning assets increased $191.4 million, or 15.9%, from the second quarter of 2007 compared with the second quarter of 2008, due primarily to growth in loans. The net interest margin for the second quarter of 2008 increased 46 basis points to 3.13%, compared with the same quarter of 2007. The improvement in the margin was due primarily to a more favorable asset and liability mix, as Encore Bank continued to replace low yielding mortgage related assets with higher yielding loans. Average loans were $1.2 billion for the second quarter of 2008, a $232.6 million, or 24.8%, increase compared with the same quarter of 2007. Consistent with our strategy, this increase in loans was partially offset by a $43.5 million, or 23.8%, decrease in average securities during the same period. As a result of this shift in asset mix, loans accounted for 84.0% of earning assets during the second quarter of 2008, compared with 78.0% of earning assets for the same period of 2007. We also benefited from a steepening yield curve which allowed us to decrease the pricing of our deposits by an average rate that was more than the decline in average yield on our earning assets. In addition, noninterest-bearing deposits were $123.5 million for the second quarter of 2008, a $13.7 million, or 12.5%, increase compared with the same period of 2007.

Net interest income was $20.7 million for the six months ended June 30, 2008, an increase of $5.0 million, or 32.2%, compared with the same period of 2007. Average interest-earning assets increased $161.7 million, or 13.3%, due primarily to growth in loans. For the six months ended June 30, 2008, the net interest margin was 3.03%, an increase of 42 basis points, compared with the same period of 2007. The improvement in the margin was due primarily to a more favorable asset mix. Average loans were $1.1 billion for the six months ended June 30, 2008, a $217.7 million, or 23.5%, increase compared with the same period of 2007. During the same periods, average securities decreased $66.6 million, or 32.1%, as the proceeds from the reductions in securities were used to fund loan growth.

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

	For the Three Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,170,959	$18,238	6.26%	$938,356	$16,346	6.99%
Mortgages held-for-sale	1,151	25	8.74	53,926	1,202	8.94
Securities	139,510	1,250	3.60	183,008	1,745	3.82
Federal funds sold and other	82,841	552	2.68	27,755	382	5.52

Total interest-earning assets	1,394,461	20,065	5.79	1,203,045	19,675	6.56
Less: Allowance for loan losses	(11,526)			(9,843)
Noninterest-earning assets	103,918			103,512

Total assets	$1,486,853			$1,296,714

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$194,973	$641	1.32%	$167,956	$1,267	3.03%
Money market and savings	307,047	1,363	1.79	340,950	3,677	4.33
Time deposits	466,199	5,119	4.42	373,669	4,581	4.92

Total interest-bearing deposits	968,219	7,123	2.96	882,575	9,525	4.33
Borrowings and repurchase agreements	202,229	1,767	3.51	161,698	1,779	4.41
Junior subordinated debentures	20,619	330	6.44	20,930	373	7.15

Total interest-bearing liabilities	1,191,067	9,220	3.11	1,065,203	11,677	4.40

Noninterest-bearing liabilities:
Noninterest-bearing deposits	123,453			109,753
Other liabilities	12,015			12,127

Total liabilities	1,326,535			1,187,083
Shareholders’ equity	160,318			109,631

Total liabilities and shareholders’ equity	$1,486,853			$1,296,714

Net interest income		$10,845			$7,998

Net interest spread			2.68%			2.16%
Net interest margin			3.13%			2.67%

	For the Six Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,145,199	$36,616	6.43%	$927,498	$32,154	6.99%
Mortgages held-for-sale	1,308	57	8.76	53,107	2,323	8.82
Securities	140,804	2,569	3.67	207,450	4,018	3.91
Federal funds sold and other	86,130	1,355	3.16	23,700	660	5.62

Total interest-earning assets	1,373,441	40,597	5.94	1,211,755	39,155	6.52
Less: Allowance for loan losses	(11,352)			(9,557)
Noninterest-earning assets	103,092			102,554

Total assets	$1,465,181			$1,304,752

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$188,728	$1,594	1.70%	$175,608	$2,568	2.95%
Money market and savings	320,144	3,743	2.35	337,987	7,296	4.35
Time deposits	450,398	10,328	4.61	374,023	9,117	4.92

Total interest-bearing deposits	959,270	15,665	3.28	887,618	18,981	4.31
Borrowings and repurchase agreements	198,042	3,522	3.58	167,147	3,668	4.43
Junior subordinated debentures	20,619	686	6.69	20,806	828	8.03

Total interest-bearing liabilities	1,177,931	19,873	3.39	1,075,571	23,477	4.40

Noninterest-bearing liabilities:
Noninterest-bearing deposits	115,179			107,862
Other liabilities	12,664			12,941

Total liabilities	1,305,774			1,196,374
Shareholders’ equity and puttable common stock	159,407			108,378

Total liabilities, shareholders’ equity and puttable common stock	$1,465,181			$1,304,752

Net interest income		$20,724			$15,678

Net interest spread			2.55%			2.12%
Net interest margin			3.03%			2.61%

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $3.8 million and $5.3 million for the three months and six months ended June 30, 2008, compared with $945,000 and $1.8 million for the same periods of 2007. The increase in the provision in both periods compared with the same periods of 2007 was due primarily to an additional provision of $2.1 million to reserve for possible losses as a result of the current credit environment and reflects the amount we considered necessary to fund estimated losses inherent in the loan portfolio primarily as a result of the growth in the loan portfolio and changes in historical loss factors and other qualitative factors.

Noninterest Income

Noninterest income represented 36.2% and 52.2% of total revenue for the three months ended June 30, 2008 and 2007.

Noninterest income decreased $2.6 million, or 29.4%, to $6.2 million for the three months ended June 30, 2008, compared with the same period in 2007. The decrease was due primarily to a $1.9 million decrease in mortgage banking income and $405,000 in writedowns of real estate, which was recorded in real estate operations. Partially offsetting the decreases was a $392,000, or 9.2%, increase in trust and investment management fees.

Noninterest income decreased $4.3 million, or 25.3%, to $12.8 million for the six months ended June 30, 2008, compared with the same period in 2007. The decrease was due primarily to a $4.1 million decrease in mortgage banking income and the real estate writedowns. Partially offsetting the decreases was a $555,000, or 6.5%, increase in trust and investment management fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Trust and investment management fees	$4,660	$4,268	$9,067	$8,512
Mortgage banking	135	2,052	189	4,244
Insurance commissions and fees	1,385	1,562	3,112	3,275
Real estate operations	(452)	107	(397)	125
Net loss on sale of available-for-sale securities	—	(32)	—	(181)
Other	432	764	866	1,201

Total noninterest income	$6,160	$8,721	$12,837	$17,176

Noninterest Expense

Noninterest expense was $12.6 million for the second quarter of 2008, down $692,000, or 5.2%, compared with the second quarter of 2007. The decrease in expenses was due in part to lower compensation, which was a result of last year’s expense reduction initiative. In addition, the second quarter of 2007 included a nonrecurring charge for early debt extinguishment which resulted from refinancing a portion of our trust preferred securities.

Noninterest expense for the six months ended June 30, 2008 was $25.9 million, up $123,000, or 0.5%, compared with the same period of 2007. Increases in professional fees were offset by a reduction in data processing costs, a result of lower pricing from our data service provider, and no loss on early debt extinguishment in 2008.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Compensation	$7,467	$7,855	$15,545	$15,718
Non-staff expenses:
Occupancy	1,485	1,499	2,923	2,898
Equipment	487	497	1,018	1,017
Advertising and promotion	219	271	423	467
Outside data processing	717	904	1,411	1,712
Professional fees	739	458	1,895	848
Intangible amortization	188	211	375	420
Loss on early debt extinguishment	—	391	—	391
Other	1,295	1,203	2,284	2,280

Total noninterest expense	$12,597	$13,289	$25,874	$25,751

Income Tax Expense

The provision for income taxes decreased to $150,000 for the three months ended June 30, 2008, compared with $827,000 for the same three months of 2007. The effective tax rate for the three months ended June 30, 2008 and 2007 was 23.8% and 33.3%. The provision for income taxes decreased to $758,000 for the six months ended June 30, 2008, compared with $1.8 million for the same period of 2007. The effective tax rate for the six months ended June 30, 2008 and 2007 was 31.5% and 34.7%. The change in the effective tax rate for both periods primarily reflects a change in the percentage of income that is non-taxable.

Result of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
For the three months ended June 30, 2008
Net interest income (expense)	$11,116	$37	$22	$(330)	$10,845
Provision for loan losses	3,777	—	—	—	3,777
Noninterest income	66	4,660	1,458	(24)	6,160
Noninterest expense	8,823	2,725	1,049	—	12,597

Earnings (loss) before income taxes	(1,418)	1,972	431	(354)	631
Income tax expense (benefit)	(586)	709	154	(127)	150

Net earnings (loss)	$(832)	$1,263	$277	$(227)	$481

Total assets at June 30, 2008	$1,472,045	$48,146	$13,188	$(72,666)	$1,460,713

For the three months ended June 30, 2007
Net interest income (expense)	$8,258	$77	$36	$(373)	$7,998
Provision for loan losses	945	—	—	—	945
Noninterest income	2,807	4,268	1,637	9	8,721
Noninterest expense	8,853	2,988	1,057	391	13,289

Earnings (loss) before income taxes	1,267	1,357	616	(755)	2,485
Income tax expense (benefit)	370	483	232	(258)	827

Net earnings (loss)	$897	$874	$384	$(497)	$1,658

Total assets at June 30, 2007	$1,292,112	$44,395	$9,101	$(58,407)	$1,287,201

For the six months ended June 30, 2008
Net interest income (expense)	$21,246	$101	$63	$(686)	$20,724
Provision for loan losses	5,278	—	—	—	5,278
Noninterest income	585	9,067	3,190	(5)	12,837
Noninterest expense	17,926	5,795	2,153	—	25,874

Earnings (loss) before income taxes	(1,373)	3,373	1,100	(691)	2,409
Income tax expense (benefit)	(601)	1,213	394	(248)	758

Net earnings (loss)	$(772)	$2,160	$706	$(443)	$1,651

Total assets at June 30, 2008	$1,472,045	$48,146	$13,188	$(72,666)	$1,460,713

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
For the six months ended June 30, 2007
Net interest income (expense)	$16,293	$150	$63	$(828)	$15,678
Provision for loan losses	1,845	—	—	—	1,845
Noninterest income	5,288	8,512	3,353	23	17,176
Noninterest expense	17,306	6,015	2,039	391	25,751

Earnings (loss) before income taxes	2,430	2,647	1,377	(1,196)	5,258
Income tax expense (benefit)	766	950	504	(395)	1,825

Net earnings (loss)	$1,664	$1,697	$873	$(801)	$3,433

Total assets at June 30, 2007	$1,292,112	$44,395	$9,101	$(58,407)	$1,287,201

Banking

Our banking segment lost $832,000 for the three months ended June 30, 2008, compared with net earnings of $897,000 for same period in 2007. Net interest income increased $2.9 million, or 34.6%, but was offset by an increase in the provision for loan losses of $2.8 million and a decrease in noninterest income of $2.7 million. The net loss for the six months ended June 30, 2008 was $772,000, compared with earnings of $1.7 million for same period in 2007. Net interest income increased $5.0 million, or 30.4%, but was offset by an increase in the provision for loan losses of $3.4 million, noninterest income decreased $4.7 million and noninterest expense increased $620,000, or 3.6%.

Net interest income for the three months ended June 30, 2008 increased $2.9 million, or 34.6%, compared with the same period of 2007. Net interest income for the six months ended June 30, 2008 increased $5.0 million, or 30.4%, compared with the same period of 2007. The increase in both periods resulted primarily from an improvement in the net interest margin and an increase in the volume of interest-earning assets. The net interest margin improved as a result of a more optimal mix of assets and liabilities and a steepening yield curve. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended June 30, 2008 totaled $3.8 million, compared with $945,000 for the same period of 2007. The provision for loan losses for the six months ended June 30, 2008 totaled $5.3 million, compared with $1.8 million for the same period of 2007. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended June 30, 2008 decreased $2.7 million, compared with the same period in 2007. Noninterest income for the six months ended June 30, 2008 decreased $4.7 million, compared with the same period of 2007. The decrease in both periods was due primarily to lower mortgage banking income.

Noninterest expense for the three months ended June 30, 2008 was flat compared with the same period in 2007. Noninterest expense for the six months ended June 30, 2008 increased $620,000, or 3.6%, compared with the same period of 2007. The increase in expenses was due primarily to severance cost that was recorded in the first quarter of 2008.

Wealth Management

Net earnings for the three months ended June 30, 2008 increased $389,000, or 44.5%, compared with the same period in 2007. Net earnings for the six months ended June 30, 2008 increased $463,000, or 27.3%, compared with the same period in 2007. The increase in earnings in both periods was due primarily to an increase in assets under management and lower operating expenses. Assets under management increased 2.0% from June 30, 2007 to $2.7 billion as of June 30, 2008.

Noninterest income for the three months ended June 30, 2008 increased $392,000, or 9.2%, compared with the same period in 2007, due primarily to the aforementioned increase in assets under management. Noninterest income for the six months ended June 30, 2008, increased $555,000, or 6.5%.

Noninterest expense for the three months ended June 30, 2008 decreased $263,000, or 8.8%, compared with the same period in 2007. Noninterest expense for the six months ended June 30, 2008 decreased $220,000, or 3.7%.

Insurance

Net earnings for the three months ended June 30, 2008 decreased $107,000, or 27.9%, compared with the same period of 2007. Net earnings for the six months ended June 30, 2008 decreased $167,000, or 19.1%, compared with the same period of 2007. The decrease in both periods was due primarily to a soft property and casualty market, resulting in lower commission income.

Noninterest income for the three months ended June 30, 2008 decreased $179,000, or 10.9%, compared with the same period of 2007. Noninterest income for the six months ended June 30, 2008 decreased $163,000, or 4.9%, compared with the same period in 2007. The decrease in both periods was due primarily to a soft property and casualty market.

Noninterest expense for the three months ended June 30, 2008 was flat compared with the same period of 2007. Noninterest expense for the six months ended June 30, 2008 increased $114,000, or 5.6%, compared with the same period of 2007.

Other

“Other” consists of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to a refinance of $15.5 million of the debentures in April 2007. In connection with this refinance activity, we took a $391,000 charge in 2007 for early debt extinguishment, which is reflected in noninterest expense.

Financial Condition

Our total assets increased $59.5 million, or 4.2%, to $1.5 billion as of June 30, 2008 compared with total assets of $1.4 billion as of December 31, 2007. Our loan portfolio grew $71.9 million, or 6.6%, to $1.2 billion as of June 30, 2008. Our securities portfolio increased $2.7 million, or 1.8%, to $148.9 million compared with $146.3 million as of December 31, 2007. Shareholders’ equity increased $2.7 million, or 1.7%, to $160.2 million compared with $157.5 million as of December 31, 2007.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 44.3% of our portfolio as of June 30, 2008. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 55.7% of our loan portfolio as of June 30, 2008.

Total loans were $1.2 billion as of June 30, 2008, an increase of $71.9 million, or 6.6%, compared with loans of $1.1 billion as of December 31, 2007. The majority of loan growth occurred in residential real estate second lien, which increased $73.8 million, or 37.7%, and commercial real estate, which increased $21.5 million, or 7.8%, to $298.6 million.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2008		As of December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$127,639	10.9%	$127,583	11.6%
Commercial real estate	298,562	25.6	277,047	25.3
Real estate construction	91,371	7.8	100,975	9.2

Total commercial	517,572	44.3	505,605	46.1
Consumer:
Residential real estate first lien	256,201	21.9	271,346	24.7
Residential real estate second lien	269,409	23.1	195,583	17.8
Home equity lines	79,913	6.8	79,023	7.2
Consumer installment - indirect	18,806	1.6	25,262	2.3
Consumer other	27,250	2.3	20,449	1.9

Total consumer	651,579	55.7	591,663	53.9

Total loans receivable	$1,169,151	100.0%	$1,097,268	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2008	As of December 31, 2007
	(dollars in thousands)
Nonaccrual loans	$12,118	$11,208
Accruing loans past due 90 days or more	240	2,183
Restructured loans (1)	—	—

Total nonperforming loans	12,358	13,391

Investment in real estate	2,063	835

Total nonperforming assets	$14,421	$14,226

Nonperforming assets to total loans and investment in real estate	1.23%	1.30%

(1)	All troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $14.4 million and $14.2 million as of June 30, 2008 and December 31, 2007. Nonperforming assets were impacted by the resolution of a $6.3 million loan to a Houston law firm. This reduction was offset by an increase in nonaccrual commercial real estate loans, which consisted primarily of two loans in Florida. Our ratio of nonperforming assets to total loans and investment in real estate was 1.23% and 1.30% as of June 30, 2008 and December 31, 2007. Loans 90 days past due or more and still accruing were $240,000 at June 30, 2008, compared with $2.2 million at December 31, 2007. The decrease was due primarily to a construction loan in Houston that was brought current. Investment in real estate was $2.1 million at June 30, 2008 compared with $835,000 at December 31, 2007, a $1.2 million increase due primarily to repossession of residential real estate in Houston.

Allowance for Loan Losses

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level which we believe is adequate to absorb all estimated losses on loans inherent in the loan portfolio. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

The allowance for loan losses represents our estimate of the amount necessary to provide for estimated losses inherent in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, our judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy in comparison with peer institutions.

Net charge-offs for the first six months of 2008 were $4.4 million, or 0.77% of average total loans on an annualized basis, compared with $733,000, or 0.16% of average total loans on an annualized basis for the first six months of 2007. Net charge-offs in 2008 include a $2.1 million partial charge-off of a previously disclosed loan to a Houston law firm.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Six Months Ended June 30, 2008	As of and for the Year Ended December 31, 2007
	(dollars in thousands)
Average loans outstanding	$1,145,199	$972,760

Total loans outstanding at end of period	$1,169,151	$1,097,268

Allowance for loan losses at beginning of period	$11,161	$9,056

Charge-offs:
Commercial:
Commercial	(2,350)	(62)
Commercial real estate	(369)	—
Real estate construction	(66)	(79)

Total commercial	(2,785)	(141)

Consumer:
Residential real estate first lien	(236)	(190)
Residential real estate second lien	(528)	(760)
Home equity lines	(505)	(334)
Consumer installment - indirect	(497)	(962)
Consumer other	(34)	(226)

Total consumer	(1,800)	(2,472)

Total charge-offs	(4,585)	(2,613)

Recoveries:
Commercial:
Commercial	20	46
Commercial real estate	6	—
Real estate construction	—	—

Total commercial	26	46

Consumer:
Residential real estate first lien	20	34
Residential real estate second lien	5	178
Home equity lines	2	43
Consumer installment - indirect	43	294
Consumer other	104	94

Total consumer	174	643

Total recoveries	200	689

Net charge-offs	(4,385)	(1,924)

Provision for loan losses	5,278	4,029

Allowance for loan losses at end of period	$12,054	$11,161

Ratio of net charge-offs to average loans	0.77%	0.20%
Ratio of allowance for loan losses to period end loans	1.03	1.02
Ratio of allowance for loan losses to nonperforming loans	97.54	83.35

Deposits

Our deposits averaged $1.1 billion for the six months ended June 30, 2008 and $1.0 billion for the year ended December 31, 2007. As of June 30, 2008, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $801.7 million, or 76.0%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 24.0% of total deposits. As of June 30, 2008, total deposits increased $13.4 million, or 1.3%, to $1.1 billion compared with total deposits of $1.0 billion as of December 31, 2007.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$115,179	—%	$109,448	—%
Interest checking	188,728	1.70	172,701	2.97
Money market and savings	320,144	2.35	348,567	4.23
Time deposits less than $100,000	200,931	4.70	175,393	4.86

Core deposits	824,982	2.45	806,109	3.52

Time deposits $100,000 and greater	234,218	4.55	192,234	5.02
Brokered deposits	15,249	4.43	13,220	4.54

Total deposits	$1,074,449	2.93%	$1,011,563	3.82%

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We utilize borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically advances from the Federal Home Loan Bank of Dallas (FHLB), which have terms ranging from overnight to several years. All borrowings from the FHLB are collateralized by a blanket lien on Encore Bank’s mortgage-related assets. Additionally, we borrow from customers using investment securities as collateral and have issued junior subordinated debentures to subsidiary trusts.

Our borrowings and repurchase agreements were $212.3 million as of June 30, 2008. The outstanding balance as of June 30, 2008 includes $172.0 million in long term advances and $40.1 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings. Additionally, we had $154,000 in notes payable related to the acquisition of Town & Country Insurance Agency, Inc.

We increased our borrowings and repurchase agreements $38.9 million, or 22.4%, to $212.3 million as of June 30, 2008 from $173.4 million as of December 31, 2007. The increase was due primarily to the addition of long term FHLB advances to fund the growth in our second mortgage portfolio.

The following table summarizes our two issues of junior subordinated debentures outstanding as of June 30, 2008:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of June 30, 2008	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	5.76%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033

Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. As of June 30, 2008, our year-to-date average deposits were $1.1 billion, or 73.3% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $2.7 million, or 1.7%, to $160.2 million as of June 30, 2008 compared with $157.5 million as of December 31, 2007, primarily due to net earnings.

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

Each of the federal bank regulatory agencies has established minimum capital adequacy and leverage capital requirements for banking organizations. Encore Bank is subject to the capital adequacy requirements of the Office of the Comptroller of the Currency (OCC) and we, as a financial holding company, are subject to the capital adequacy requirements of the Federal Reserve. As of the most recent notification from the OCC, Encore Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, Encore Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the table below. There are no conditions or events since that notification that we believe have changed Encore Bank’s capital position. We intend that Encore Bank will maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the OCC.

The following table presents capital amounts and ratios for us and Encore Bank as of June 30, 2008:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$146,344	10.07%	$58,131	4.00%	N/A	N/A
Tier 1 risk-based	146,344	12.82	45,675	4.00	N/A	N/A
Total risked-based	158,398	13.87	91,350	8.00	N/A	N/A

Encore Bank, N.A.
Leverage (1)	$118,243	8.16%	$57,997	4.00%	$72,496	5.00%
Tier 1 risk-based	118,243	10.37	45,592	4.00	68,388	6.00
Total risked-based	130,298	11.43	91,184	8.00	113,981	10.00

(1)	As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.75% as of December 31, 2008.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information previously disclosed in the Critical Accounting Policies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information previously disclosed in the Asset/Liability Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the second quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

In the second quarter of 2008, an arbitration panel made a final award related to an arbitration matter with the former owner of a company we acquired in 2005. The final award did not have a material adverse effect on our results of operations, financial position or cash flows.

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors

In addition to the information contained in this report, you should consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in our Risk Factors from those disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2008. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock issued under our 2000 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	—		$—	—	—
May 1, 2008 – May 31, 2008	—		$—	—	—
June 1, 2008 – June 30, 2008	1,682	(1)	$17.36	—	—
Total	1,682		$17.36	—	—

(1)	The 1,682 shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on the vesting of restricted stock under our 2000 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2008, we held our Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	James S. D’Agostino, Jr., G. Walter Christopherson, Charles W. Jenness, J. Bryan King, Walter M. Mischer, Jr., Edwin E. Smith, Eugene H. Vaughan, David E. Warden, Steven A. Webster and Randa Duncan Williams were elected as directors to serve on our Board of Directors until our 2009 Annual Meeting of Shareholders, and each until their successors are duly elected and qualified, or until their earlier resignation or removal. The table below contains a summary of shares voted for or withheld with respect to each nominated director:

	For	Withheld
James S. D’Agostino, Jr.	8,415,868	994
G. Walter Christopherson	8,390,168	26,694
Charles W. Jenness	8,390,168	26,694
J. Bryan King	8,412,968	3,894
Walter M. Mischer, Jr.	8,353,070	63,792
Edwin E. Smith	8,416,368	494
Eugene H. Vaughan	8,412,968	3,894
David E. Warden	8,184,296	232,566
Steven A. Webster	7,044,524	1,372,338
Randa Duncan Williams	6,443,595	1,973,267

2.	The shareholders approved the Encore Bancshares, Inc. 2008 Stock Awards and Incentive Plan. A total of 7,149,829 shares were voted in favor of the plan, 501,454 shares were voted against the plan and 62,974 shares abstained from voting.

3.	The shareholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2008. A total of 8,407,918 shares were voted in favor of the appointment, 3,894 shares were voted against the appointment and 5,050 shares abstained from voting.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the “S-1 Registration Statement”)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

August 4, 2008	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer and President

August 4, 2008	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer