Form 10-Q
period 2008-09-30
Encore Bancshares Inc
filed 2008-11-05
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008.

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

As of October 31, 2008, there were 10.2 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1. Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$21,005	$18,817
Interest-bearing deposits in banks	13,471	18,581
Federal funds sold and other temporary investments	5,562	41,017

Cash and cash equivalents	40,038	78,415
Securities available-for-sale, at estimated fair value	57,077	12,207
Securities held-to-maturity, at amortized cost	100,329	134,056
Mortgages held-for-sale	448	1,396
Loans receivable	1,198,445	1,097,268
Allowance for loan losses	(14,620)	(11,161)

Net loans receivable	1,183,825	1,086,107
Federal Home Loan Bank of Dallas stock, at cost	10,513	5,880
Investment in real estate	2,215	835
Premises and equipment, net	17,688	16,831
Goodwill	27,975	27,942
Other intangible assets, net	6,218	6,780
Cash surrender value of life insurance policies	14,539	14,091
Accrued interest receivable and other assets	17,358	16,657

	$1,478,223	$1,401,197

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$121,100	$106,382
Interest-bearing	917,379	934,992

Total deposits	1,038,479	1,041,374
Borrowings and repurchase agreements	249,426	173,395
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,690	8,330

Total liabilities	1,317,214	1,243,718
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000 shares authorized; 10,243 shares at September 30, 2008 and 10,128 shares at December 31, 2007 issued	10,243	10,128
Additional paid-in capital	109,488	108,173
Retained earnings	41,642	39,763
Common stock in treasury, at cost (6 shares at September 30, 2008 and 4 shares at December 31, 2007)	(98)	(69)
Accumulated other comprehensive loss	(266)	(516)

Total shareholders’ equity	161,009	157,479

	$1,478,223	$1,401,197

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$18,738	$17,309	$55,354	$49,463
Mortgages held-for-sale	13	1,346	70	3,669
Securities	1,469	1,463	4,038	5,481
Federal funds sold and other temporary investments	261	914	1,616	1,574

Total interest income	20,481	21,032	61,078	60,187
Interest expense:
Deposits	6,458	9,947	22,123	28,928
Borrowings and repurchase agreements	2,085	1,651	5,607	5,319
Junior subordinated debentures	330	368	1,016	1,196

Total interest expense	8,873	11,966	28,746	35,443

Net interest income	11,608	9,066	32,332	24,744
Provision for loan losses	5,249	1,008	10,527	2,853

Net interest income after provision for loan losses	6,359	8,058	21,805	21,891
Noninterest income:
Trust and investment management fees	4,277	4,501	13,344	13,013
Mortgage banking	28	1,167	217	5,411
Insurance commissions and fees	1,385	1,450	4,497	4,725
Real estate operations	(103)	178	(500)	303
Net loss on sale of available-for-sale securities	(2)	—	(2)	(181)
Other	390	225	1,256	1,426

Total noninterest income	5,975	7,521	18,812	24,697
Noninterest expense:
Compensation	6,991	7,318	22,536	23,036
Occupancy	1,477	1,438	4,400	4,336
Equipment	494	506	1,512	1,523
Advertising and promotion	187	328	610	795
Outside data processing	762	884	2,173	2,596
Professional fees	671	401	2,566	1,249
Intangible amortization	187	209	562	629
Loss on early debt extinguishment	—	—	—	391
Other	1,304	1,405	3,588	3,685

Total noninterest expense	12,073	12,489	37,947	38,240

Net earnings before income taxes	261	3,090	2,670	8,348
Income tax expense	33	842	791	2,667

NET EARNINGS	$228	$2,248	$1,879	$5,681

Earnings Per Common Share:
Basic	$0.02	$0.24	$0.19	$0.70
Diluted	0.02	0.22	0.17	0.64
Average common shares outstanding	9,895	9,347	9,876	8,160
Diluted average common shares outstanding	10,771	10,156	10,755	8,836

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2008

(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Com- prehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2008	10,128	$10,128	$108,173	$39,763	$(69)	$(516)	$157,479
Stock-based compensation cost recognized in earnings	—	—	920	—	—	—	920
Issuance of common shares for exercise of options	41	41	388	—	—	—	429
Issuance of restricted stock	78	78	(78)	—	—	—	—
Forfeitures of restricted stock	(4)	(4)	4	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	81	—	—	—	81
Purchase of treasury stock (2 shares)	—	—	—	—	(29)	—	(29)
Comprehensive income:
Net earnings	—	—	—	1,879	—	—	1,879
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $139	—	—	—	—	—	250	250

Total comprehensive income							2,129

Balance at September 30, 2008	10,243	$10,243	$109,488	$41,642	$(98)	$(266)	$161,009

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,879	$5,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	10,527	2,853
Amortization of premiums and discounts, net	1,000	1,252
Stock-based compensation	920	800
Depreciation	2,138	1,866
Gain on sale of loans	(140)	(4,838)
(Gain) loss on sale of foreclosed real estate	61	(45)
Realized loss on sales of available-for-sale securities, net	2	181
Loss on early debt extinguishment	—	391
Increase in mortgages held-for-sale	(21,675)	(166,898)
Proceeds from sale of mortgage loans	22,779	227,261
Federal Home Loan Bank of Dallas stock dividends	(156)	(277)
Excess tax benefit from stock-based compensation	(81)	(16)
(Increase) decrease in accrued interest receivable	535	(777)
Increase in other assets	(1,983)	(1,523)
Increase (decrease) in accrued interest payable	34	(199)
Increase in other liabilities	567	602

Net cash provided by operating activities	16,407	66,314

Cash flows from investing activities:
Purchases of available-for-sale securities	(47,250)	(6,727)
Principal collected on available-for-sale securities	2,413	4,906
Proceeds from sales of available-for-sale securities	150	71,008
Principal collected on held-to-maturity securities	33,493	24,066
Proceeds from sales of held-to-maturity securities	—	7,414
Proceeds from sales of foreclosed real estate	2,363	1,291
Cash paid for acquisition	(33)	(54)
Loan purchases	—	(26,371)
Proceeds from sales of loans receivable	55	—
Loan originations and principal collections, net	(112,476)	(93,575)
Purchases of Federal Home Loan Bank stock	(4,477)	(3,661)
Redemption of Federal Home Loan Bank stock	—	5,852
Purchases of premises and equipment	(2,639)	(6,101)

Net cash used by investing activities	(128,401)	(21,952)

Cash flows from financing activities:
Net increase (decrease) in deposits	(2,895)	1,373
Decrease in short term Federal Home Loan Bank of Dallas borrowings	—	(55,000)
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	100,000	85,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(25,004)	(25,000)
Increase (decrease) in repurchase agreements	1,174	(10,234)
Payment on notes payable	(139)	(139)
Proceeds from issuance of junior subordinated debentures	—	15,464
Retirement of junior subordinated debentures	—	(15,855)
Excess tax benefit from stock-based compensation	81	16
Proceeds from issuance of common stock, net of purchase of treasury stock	400	42,395

Net cash provided by financing activities	73,617	38,020

Net increase (decrease) in cash and cash equivalents	(38,377)	82,382
Cash and cash equivalents at beginning of period	78,415	39,096

Cash and cash equivalents at end of period	$40,038	$121,478

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$28,712	$35,642
Income taxes paid	1,754	3,816
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	4,160	682

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, Encore Bank’s wholly-owned subsidiary Linscomb & Williams, Inc. (Linscomb & Williams), and Town & Country Insurance Agency, Inc. (Town & Country). We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

We must make estimates and assumptions that affect amounts reported in our interim consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

These interim consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period.

Nature of Operations

We are primarily in the business of attracting deposits and investing these funds in loans and mortgage-backed securities, as well as providing trust and investment management services and property and casualty insurance products.

We provide a variety of financial services through our seventeen private client offices located in the greater Houston area and southwest Florida, and five wealth management offices and three insurance offices in Texas. Our product offerings, places of business and service delivery are positioned to best meet the needs of professional firms, privately-owned businesses, investors and affluent individuals.

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

September 30, 2008 and 2007

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized holding gains on available-for-sale securities	$387	$217	$391	$1,808
Reclassification adjustment for losses realized in income	(2)	—	(2)	(181)

Net unrealized gains	385	217	389	1,627
Tax expense	(138)	(108)	(139)	(614)

Net-of-tax amount	$247	$109	$250	$1,013

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

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160). Issued by the FASB in December 2007, SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

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

September 30, 2008 and 2007

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

FASB Staff Position No. 157-3 (FSP 157-3). Issued by the FASB on October 10, 2008, FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued.

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

The amortized cost and fair values for the major categories of securities available-for-sale and held-to-maturity were as follows:

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Mortgage-backed securities	$48,725	$48,942	$3,910	$3,809
Other securities	4,202	4,112	4,354	4,347

Total	52,927	53,054	8,264	8,156
Marketable equity securities	4,000	4,023	4,000	4,051

Total available-for-sale securities	$56,927	$57,077	$12,264	$12,207

Held-to-maturity:
Mortgage-backed securities	$100,329	$101,214	$134,056	$133,454

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	September 30, 2008	December 31, 2007
Commercial:
Commercial	$130,484	$127,583
Commercial real estate	305,570	277,047
Real estate construction	96,450	100,975

Total commercial	532,504	505,605

Consumer:
Residential real estate first lien	247,765	271,346
Residential real estate second lien	291,933	195,583
Home equity lines	79,888	79,023
Consumer installment—indirect	16,461	25,262
Consumer other	29,894	20,449

Total consumer	665,941	591,663

Total loans receivable	$1,198,445	$1,097,268

Included in loans receivable is $2,888 and $3,117 of net deferred loan origination costs at September 30, 2008 and December 31, 2007.

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$12,054	$10,168	$11,161	$9,056
Provision for loan losses	5,249	1,008	10,527	2,853
Loans charged-off	(2,845)	(727)	(7,430)	(1,700)
Recoveries of loans previously charged-off	162	262	362	502

Balance at end of period	$14,620	$10,711	$14,620	$10,711

The following is a summary of information pertaining to impaired and nonaccrual loans:

	September 30, 2008	December 31, 2007
Impaired loans on nonaccrual without a valuation allowance	$8,641	$—
Impaired loans on nonaccrual with a valuation allowance	8,642	6,901

Total impaired loans	$17,283	$6,901

Valuation allowance related to impaired loans	$1,734	$2,581

Total nonaccrual loans	$21,142	$11,208

Total accruing loans past due 90 days or more	$23	$2,183

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE D – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of September 30, 2008 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$147,082	10.18%	$57,820	4.00%	N/A	N/A
Encore Bank, N.A.	117,615	8.17	57,560	4.00	$71,950	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$147,082	12.58%	$46,759	4.00%	N/A	N/A
Encore Bank, N.A.	117,615	10.09	46,646	4.00	$69,969	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$162,102	13.87%	$93,519	8.00%	N/A	N/A
Encore Bank, N.A.	132,197	11.34	93,291	8.00	$116,614	10.00%

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

NOTE F – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic:
Net earnings	$228	$2,248	$1,879	$5,681
Average common shares outstanding, net of nonvested restricted stock	9,895	9,347	9,876	8,160
Per Share	$0.02	$0.24	$0.19	$0.70
Diluted:
Average common shares outstanding	9,895	9,347	9,876	8,160
Add: Net effect of nonvested restricted stock and the assumed exercise of stock options	538	634	568	527
Contingent share-based consideration	338	175	311	149

Diluted average common shares outstanding	10,771	10,156	10,755	8,836
Per Share	$0.02	$0.22	$0.17	$0.64

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

The table below presents the balances of assets measured at fair value on a recurring basis as of September 30, 2008:

Description	Total	Level 1
Available-for-sale securities (1)	$51,410	$51,410

Total	$51,410	$51,410

(1)	Excludes cost-basis equity securities of $5,667.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

Also, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with US GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets. For assets measured at fair value on a nonrecurring basis during the first nine months of 2008 that were still held on the balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end.

Description	Total	Level 2	Losses for Nine Months Ended September 30, 2008
Loans (1)	$16,286	$16,286	$478

Total	$16,286	$16,286	$478

(1)	Represents carrying value of loans and related writedowns for which adjustments are based on the appraised value of the collateral.

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

The accounting policies of each line of business are the same as those described in the summary of significant accounting policies included in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Revenues, expenses, and assets are recorded by each line of business, and we separately review financial information. In addition to direct expenses, each line of business was allocated certain general corporate expenses such as executive administration, accounting, internal audit, and human resources based on the average asset level of the operating segment. Activities that are not directly attributable to the reportable operating segments, including the elimination of intercompany transactions, are presented under “Other”.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
Three months ended September 30, 2008
Net interest income (expense)	$11,871	$51	$16	$(330)	$11,608
Provision for loan losses	5,249	—	—	—	5,249
Noninterest income	300	4,277	1,398	—	5,975
Noninterest expense	7,988	3,083	1,002	—	12,073

Earnings (loss) before income taxes	(1,066)	1,245	412	(330)	261
Income tax expense (benefit)	(446)	451	147	(119)	33

Net earnings (loss)	$(620)	$794	$265	$(211)	$228

Total assets at September 30, 2008	$1,481,311	$49,263	$6,997	$(59,348)	$1,478,223

Three months ended September 30, 2007
Net interest income (expense)	$9,315	$82	$37	$(368)	$9,066
Provision for loan losses	1,008	—	—	—	1,008
Noninterest income	1,559	4,501	1,460	1	7,521
Noninterest expense	8,338	3,137	1,014	—	12,489

Earnings (loss) before income taxes	1,528	1,446	483	(367)	3,090
Income tax expense (benefit)	261	531	167	(117)	842

Net earnings (loss)	$1,267	$915	$316	$(250)	$2,248

Total assets at September 30, 2007	$1,392,156	$45,425	$9,219	$(63,668)	$1,383,132

Nine months ended September 30, 2008
Net interest income (expense)	$33,117	$152	$79	$(1,016)	$32,332
Provision for loan losses	10,527	—	—	—	10,527
Noninterest income	885	13,344	4,588	(5)	18,812
Noninterest expense	25,914	8,878	3,155	—	37,947

Earnings (loss) before income taxes	(2,439)	4,618	1,512	(1,021)	2,670
Income tax expense (benefit)	(1,047)	1,664	541	(367)	791

Net earnings (loss)	$(1,392)	$2,954	$971	$(654)	$1,879

Total assets at September 30, 2008	$1,481,311	$49,263	$6,997	$(59,348)	$1,478,223

Nine months ended September 30, 2007
Net interest income (expense)	$25,608	$232	$100	$(1,196)	$24,744
Provision for loan losses	2,853	—	—	—	2,853
Noninterest income	6,847	13,013	4,813	24	24,697
Noninterest expense	25,644	9,152	3,053	391	38,240

Earnings (loss) before income taxes	3,958	4,093	1,860	(1,563)	8,348
Income tax expense (benefit)	1,027	1,481	671	(512)	2,667

Net earnings (loss)	$2,931	$2,612	$1,189	$(1,051)	$5,681

Total assets at September 30, 2007	$1,392,156	$45,425	$9,219	$(63,668)	$1,383,132

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

•	volatility and disruption in national and international financial markets;

•

changes in the interest rate environment, which may reduce our margins or impact the value of changes in market rates and prices and may impact the value of securities, loans, deposits and other financial instruments;

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

•	fiscal and governmental policies of the United States federal government, including government intervention in the U.S. financial system.

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

Overview

Encore Bancshares, Inc. is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and six private client offices in southwest Florida. We recently consolidated our loan production offices in Florida into our private client offices. We also operate five wealth management offices and three insurance offices in Texas. As of September 30, 2008, we reported, on a consolidated basis, total assets of $1.5 billion, total loans of $1.2 billion, total deposits of $1.0 billion, shareholders’ equity of $161.0 million and $2.6 billion in assets under management.

Recent Developments

On October 3, 2008, the Troubled Asset Relief Program (TARP) was signed into law. TARP gave the U.S. Department of the Treasury (Treasury) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the Treasury announced the Capital Purchase Program (CPP), which provides for direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications by publicly-traded institutions must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for the purchase by the Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a company’s risk-weighted assets. The senior preferred stock will pay cumulative dividends at a rate of 5% per year, until the fifth anniversary of the Treasury investment, and at a rate of 9% per year thereafter. The CPP also requires a participant to issue to the Treasury warrants to purchase common stock equal to 15% of the capital invested by the Treasury.

The terms of the CPP could reduce investment returns to our shareholders by restricting increases in dividends paid on our common stock without the Treasury’s consent, diluting existing shareholders’ interests and restricting capital management practices. Although we and Encore Bank meet all applicable regulatory capital requirements and Encore Bank remains well capitalized, we are evaluating whether to participate in the CPP. Participation in the program is not automatic and is subject to approval by the Treasury.

Also on October 14, 2008, the systemic risk exception to the FDIC Act was enacted, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program (TLGP). Coverage under the TLGP is available until December 5, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. We are evaluating whether to participate in the TLGP.

Results of Operations

Net earnings for the quarter ended September 30, 2008 were $228,000, or $0.02 per diluted share, compared with $2.2 million, or $0.22 per diluted share, for the quarter ended September 30, 2007. Net earnings were favorably impacted by a $2.5 million improvement in net interest income and lower expenses, which was offset by a $4.2 million increase in the provision for loan losses and a $1.1 million decrease in mortgage banking income. During the third quarter of 2008, we made an additional provision for loan losses of $2.3 million, which raised the allowance for loan losses from 1.03% at June 30, 2008 to 1.22% at September 30, 2008. We posted a return on average common equity of 0.56% and 6.20%, a return on average assets of 0.06% and 0.66%, and an efficiency ratio of 67.59% and 74.03% for the quarters ended September 30, 2008 and 2007. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

Net earnings for the nine months ended September 30, 2008 were $1.9 million, or $0.17 per diluted share, compared with $5.7 million, or $0.64 per diluted share, for the same period of 2007. Net interest income increased by $7.6 million, but this increase was offset by a $7.7 million increase in the provision for loan losses and a $5.9 million decrease in noninterest income. The change in net earnings was different than the earnings per share primarily because of the additional shares issued in our initial public offering in the third quarter of 2007. We posted a return on average common equity of 1.56% and 6.31%, a return on average assets of 0.17% and 0.58%, and an efficiency ratio of 73.09% and 75.80% for the nine months ended September 30, 2008 and 2007.

Net Interest Income

Our operating results are significantly impacted by net interest income, which represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is a key source of our earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

Net interest income was $11.6 million for the three months ended September 30, 2008, an increase of $2.5 million, or 28.0%, compared with the third quarter of 2007. Average interest-earning assets increased $124.6 million, or 9.9%, from the third quarter of 2007 compared with the third quarter of 2008, due primarily to growth in loans. The net interest margin for the third quarter of 2008 increased 48 basis points to 3.34%, compared with the same quarter of 2007. The improvement in the margin was due to a combination of a more favorable asset mix, as Encore Bank continued to replace low yielding mortgage related assets with higher yielding loans, and a steepening yield curve, which allowed us to decrease the pricing of our deposits by an average rate that was more than the decline in average yield on our earning assets. Average loans were $1.2 billion for the third quarter of 2008, a $213.0 million, or 21.9%, increase compared with the same quarter of 2007. As a result of this loan growth, loans accounted for 85.8% of earning assets during the third quarter of 2008, compared with 77.3% of earning assets for the same period of 2007. In addition, noninterest-bearing deposits were $119.0 million for the third quarter of 2008, a $10.9 million, or 10.0%, increase compared with the same period of 2007.

Net interest income was $32.3 million for the nine months ended September 30, 2008, an increase of $7.6 million, or 30.7%, compared with the same period of 2007. Average interest-earning assets increased $149.2 million, or 12.2%, due primarily to growth in loans. For the nine months ended September 30, 2008, the net interest margin was 3.14%, an increase of 45 basis points, compared with the same period of 2007. The improvement in the margin was due to a more favorable asset mix and the steepening yield curve. Average loans were $1.2 billion for the nine months ended September 30, 2008, a $216.1 million, or 22.9%, increase compared with the same period of 2007. During the same periods, average securities decreased $44.1 million, or 23.2%, as the proceeds from the reductions in securities were used to fund loan growth.

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

	Three Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,186,606	$18,738	6.28%	$973,641	$17,309	7.05%
Mortgages held-for-sale	596	13	8.68	60,959	1,346	8.76
Securities	156,354	1,469	3.74	156,159	1,463	3.72
Federal funds sold and other	40,128	261	2.59	68,347	914	5.31

Total interest-earning assets	1,383,684	20,481	5.89	1,259,106	21,032	6.63
Less: Allowance for loan losses	(12,630)			(10,391)
Noninterest-earning assets	108,224			102,667

Total assets	$1,479,278			$1,351,382

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$192,424	$610	1.26%	$169,860	$1,347	3.15%
Money market and savings	283,130	1,217	1.71	358,732	3,907	4.32
Time deposits	448,983	4,631	4.10	375,896	4,693	4.95

Total interest-bearing deposits	924,537	6,458	2.78	904,488	9,947	4.36
Borrowings and repurchase agreements	240,104	2,085	3.45	158,203	1,651	4.14
Junior subordinated debentures	20,619	330	6.37	20,619	368	7.08

Total interest-bearing liabilities	1,185,260	8,873	2.98	1,083,310	11,966	4.38

Noninterest-bearing liabilities:
Noninterest-bearing deposits	119,024			108,168
Other liabilities	12,186			16,128

Total liabilities	1,316,470			1,207,606
Shareholders’ equity	162,808			143,776

Total liabilities and shareholders’ equity	$1,479,278			$1,351,382

Net interest income		$11,608			$9,066

Net interest spread			2.91%			2.25%
Net interest margin			3.34%			2.86%

	Nine Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,159,102	$55,354	6.38%	$943,048	$49,463	7.01%
Mortgages held-for-sale	1,069	70	8.75	55,753	3,669	8.80
Securities	146,025	4,038	3.69	190,165	5,481	3.85
Federal funds sold and other	70,684	1,616	3.05	38,746	1,574	5.43

Total interest-earning assets	1,376,880	61,078	5.93	1,227,712	60,187	6.55
Less: Allowance for loan losses	(11,781)			(9,838)
Noninterest-earning assets	104,815			102,592

Total assets	$1,469,914			$1,320,466

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$189,969	$2,204	1.55%	$173,671	$3,915	3.01%
Money market and savings	307,716	4,960	2.15	344,978	11,203	4.34
Time deposits	449,923	14,959	4.44	374,654	13,810	4.93

Total interest-bearing deposits	947,608	22,123	3.12	893,303	28,928	4.33
Borrowings and repurchase agreements	212,165	5,607	3.53	164,133	5,319	4.33
Junior subordinated debentures	20,619	1,016	6.58	20,743	1,196	7.71

Total interest-bearing liabilities	1,180,392	28,746	3.25	1,078,179	35,443	4.40

Noninterest-bearing liabilities:
Noninterest-bearing deposits	116,470			107,965
Other liabilities	12,503			14,015

Total liabilities	1,309,365			1,200,159
Shareholders’ equity and puttable common stock	160,549			120,307

Total liabilities, shareholders’ equity and puttable common stock	$1,469,914			$1,320,466

Net interest income		$32,332			$24,744

Net interest spread			2.68%			2.15%
Net interest margin			3.14%			2.69%

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $5.2 million and $10.5 million for the three months and nine months ended September 30, 2008, compared with $1.0 million and $2.9 million for the same periods of 2007. The provision for loan losses reflects the amount we considered necessary to fund estimated losses inherent in the loan portfolio primarily as a result of the growth in the loan portfolio and changes in historical loss factors and other qualitative factors.

Noninterest Income

Noninterest income represented 34.0% and 45.3% of total revenue for the three months ended September 30, 2008 and 2007.

Noninterest income decreased $1.5 million, or 20.6%, to $6.0 million for the three months ended September 30, 2008, compared with the same period in 2007. The decrease was due primarily to a $1.1 million decrease in mortgage banking income, lower trust and investment management fees and a loss on sale of real estate.

Noninterest income decreased $5.9 million, or 23.8%, to $18.8 million for the nine months ended September 30, 2008, compared with the same period in 2007. The decrease was due primarily to a $5.2 million decrease in mortgage banking income and $556,000 in writedowns and loss on sale of real estate, which was recorded in real estate operations. Partially offsetting the decreases was a $331,000, or 2.5%, increase in trust and investment management fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Trust and investment management fees	$4,277	$4,501	$13,344	$13,013
Mortgage banking	28	1,167	217	5,411
Insurance commissions and fees	1,385	1,450	4,497	4,725
Real estate operations	(103)	178	(500)	303
Net loss on sale of available-for-sale securities	(2)	—	(2)	(181)
Other	390	225	1,256	1,426

Total noninterest income	$5,975	$7,521	$18,812	$24,697

Noninterest Expense

Noninterest expense was $12.1 million for the third quarter of 2008, down $416,000, or 3.3%, compared with the third quarter of 2007. The decrease in expenses was due in part to lower compensation, advertising, and outside data processing expenses.

Noninterest expense for the nine months ended September 30, 2008 was $37.9 million, down $293,000, or 0.8%, compared with the same period of 2007. Increases in professional fees were offset by a reduction in compensation, data processing costs, a result of lower pricing from our data service provider, and no loss on early debt extinguishment in 2008.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Compensation	$6,991	$7,318	$22,536	$23,036
Non-staff expenses:
Occupancy	1,477	1,438	4,400	4,336
Equipment	494	506	1,512	1,523
Advertising and promotion	187	328	610	795
Outside data processing	762	884	2,173	2,596
Professional fees	671	401	2,566	1,249
Intangible amortization	187	209	562	629
Loss on early debt extinguishment	—	—	—	391
Other	1,304	1,405	3,588	3,685

Total noninterest expense	$12,073	$12,489	$37,947	$38,240

Income Tax Expense

The provision for income taxes decreased to $33,000 for the three months ended September 30, 2008, compared with $842,000 for the same three months of 2007. The effective tax rate for the three months ended September 30, 2008 and 2007 was 12.6% and 27.2%. The provision for income taxes decreased to $791,000 for the nine months ended September 30, 2008, compared with $2.7 million for the same period of 2007. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 29.6% and 31.9%. The change in the effective tax rate for both periods primarily reflects a change in the percentage of income that is non-taxable.

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

The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended September 30, 2008
Net interest income (expense)	$11,871	$51	$16	$(330)	$11,608
Provision for loan losses	5,249	—	—	—	5,249
Noninterest income	300	4,277	1,398	—	5,975
Noninterest expense	7,988	3,083	1,002	—	12,073

Earnings (loss) before income taxes	(1,066)	1,245	412	(330)	261
Income tax expense (benefit)	(446)	451	147	(119)	33

Net earnings (loss)	$(620)	$794	$265	$(211)	$228

Total assets at September 30, 2008	$1,481,311	$49,263	$6,997	$(59,348)	$1,478,223

Three months ended September 30, 2007
Net interest income (expense)	$9,315	$82	$37	$(368)	$9,066
Provision for loan losses	1,008	—	—	—	1,008
Noninterest income	1,559	4,501	1,460	1	7,521
Noninterest expense	8,338	3,137	1,014	—	12,489

Earnings (loss) before income taxes	1,528	1,446	483	(367)	3,090
Income tax expense (benefit)	261	531	167	(117)	842

Net earnings (loss)	$1,267	$915	$316	$(250)	$2,248

Total assets at September 30, 2007	$1,392,156	$45,425	$9,219	$(63,668)	$1,383,132

Nine months ended September 30, 2008
Net interest income (expense)	$33,117	$152	$79	$(1,016)	$32,332
Provision for loan losses	10,527	—	—	—	10,527
Noninterest income	885	13,344	4,588	(5)	18,812
Noninterest expense	25,914	8,878	3,155	—	37,947

Earnings (loss) before income taxes	(2,439)	4,618	1,512	(1,021)	2,670
Income tax expense (benefit)	(1,047)	1,664	541	(367)	791

Net earnings (loss)	$(1,392)	$2,954	$971	$(654)	$1,879

Total assets at September 30, 2008	$1,481,311	$49,263	$6,997	$(59,348)	$1,478,223

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Nine months ended September 30, 2007
Net interest income (expense)	$25,608	$232	$100	$(1,196)	$24,744
Provision for loan losses	2,853	—	—	—	2,853
Noninterest income	6,847	13,013	4,813	24	24,697
Noninterest expense	25,644	9,152	3,053	391	38,240

Earnings (loss) before income taxes	3,958	4,093	1,860	(1,563)	8,348
Income tax expense (benefit)	1,027	1,481	671	(512)	2,667

Net earnings (loss)	$2,931	$2,612	$1,189	$(1,051)	$5,681

Total assets at September 30, 2007	$1,392,156	$45,425	$9,219	$(63,668)	$1,383,132

Banking

Our banking segment lost $620,000 for the three months ended September 30, 2008, compared with net earnings of $1.3 million for same period in 2007. Net interest income increased $2.6 million, or 27.4%, but was offset by an increase in the provision for loan losses of $4.2 million and a decrease in noninterest income of $1.3 million. The net loss for the nine months ended September 30, 2008 was $1.4 million, compared with earnings of $2.9 million for same period in 2007. Net interest income increased $7.5 million, or 29.3%, but was offset by an increase in the provision for loan losses of $7.7 million and a decrease in noninterest income of $6.0 million.

Net interest income for the three months ended September 30, 2008 increased $2.6 million, or 27.4%, compared with the same period of 2007. Net interest income for the nine months ended September 30, 2008 increased $7.5 million, or 29.3%, compared with the same period of 2007. The increase in both periods resulted primarily from an improvement in the net interest margin and an increase in the volume of interest-earning assets. The net interest margin improved as a result of a more optimal mix of assets and liabilities and a steepening yield curve. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended September 30, 2008 totaled $5.2 million, compared with $1.0 million for the same period of 2007. The provision for loan losses for the nine months ended September 30, 2008 totaled $10.5 million, compared with $2.9 million for the same period of 2007. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended September 30, 2008 decreased $1.3 million, compared with the same period in 2007. Noninterest income for the nine months ended September 30, 2008 decreased $6.0 million, compared with the same period of 2007. The decrease in both periods was due primarily to lower mortgage banking income.

Noninterest expense for the three months ended September 30, 2008 decreased $350,000, or 4.2%, compared with the same period in 2007, due primarily to lower incentive compensation. Noninterest expense for the nine months ended September 30, 2008 increased $270,000, or 1.1%, compared with the same period of 2007. The increase in expenses was due primarily to severance cost that was recorded in the first quarter of 2008.

Wealth Management

Net earnings for the three months ended September 30, 2008 decreased $121,000, or 13.2%, compared with the same period in 2007. The decrease in earnings was due primarily to a decrease in assets under management, which decreased 6.6% from September 30, 2007 compared with $2.6 billion as of September 30, 2008. Net earnings for the nine months ended September 30, 2008 increased $342,000, or 13.1%, compared with the same period in 2007, due to higher investment management fees in the first two quarters of 2008.

Noninterest income for the three months ended September 30, 2008 decreased $224,000, or 5.0%, compared with the same period in 2007, due primarily to the aforementioned decrease in assets under management. Noninterest income for the nine months ended September 30, 2008 increased $331,000, or 2.5%.

Noninterest expense for the three months ended September 30, 2008 was flat compared with the same period in 2007. Noninterest expense for the nine months ended September 30, 2008 decreased $274,000, or 3.0%.

Insurance

Net earnings for the three months ended September 30, 2008 decreased $51,000, or 16.1%, compared with the same period of 2007. Net earnings for the nine months ended September 30, 2008 decreased $218,000, or 18.3%, compared with the same period of 2007. The decrease in both periods was due primarily to a soft property and casualty market, resulting in lower commission income.

Noninterest income for the three months ended September 30, 2008 decreased $62,000, or 4.2%, compared with the same period of 2007. Noninterest income for the nine months ended September 30, 2008 decreased $225,000, or 4.7%, compared with the same period in 2007. The decrease in both periods was due primarily to a soft property and casualty market.

Noninterest expense for the three months ended September 30, 2008 was flat compared with the same period of 2007. Noninterest expense for the nine months ended September 30, 2008 increased $102,000, or 3.3%, compared with the same period of 2007.

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

Financial Condition

Our total assets increased $77.0 million, or 5.5%, to $1.5 billion as of September 30, 2008 compared with total assets of $1.4 billion as of December 31, 2007. Our loan portfolio grew $101.2 million, or 9.2%, to $1.2 billion as of September 30, 2008. Our securities portfolio increased $11.1 million, or 7.6%, to $157.4 million compared with $146.3 million as of December 31, 2007. Shareholders’ equity increased $3.5 million, or 2.2%, to $161.0 million compared with $157.5 million as of December 31, 2007.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 44.4% of our portfolio as of September 30, 2008. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 55.6% of our loan portfolio as of September 30, 2008.

Total loans were $1.2 billion as of September 30, 2008, an increase of $101.2 million, or 9.2%, compared with loans of $1.1 billion as of December 31, 2007. The majority of loan growth occurred in residential real estate second lien, which increased $96.4 million, or 49.3%, and commercial real estate, which increased $28.5 million, or 10.3%, to $305.6 million. The majority of the loan growth was in Texas. This increase was partially offset by a $23.6 million, or 8.7%, decrease in residential first mortgage loans. This decrease was due primarily to the continued run off in our purchased first mortgage portfolio.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$130,484	10.9%	$127,583	11.6%
Commercial real estate	305,570	25.5	277,047	25.3
Real estate construction	96,450	8.0	100,975	9.2

Total commercial	532,504	44.4	505,605	46.1
Consumer:
Residential real estate first lien	247,765	20.7	271,346	24.7
Residential real estate second lien	291,933	24.3	195,583	17.8
Home equity lines	79,888	6.7	79,023	7.2
Consumer installment—indirect	16,461	1.4	25,262	2.3
Consumer other	29,894	2.5	20,449	1.9

Total consumer	665,941	55.6	591,663	53.9

Total loans receivable	$1,198,445	100.0%	$1,097,268	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Nonaccrual loans	$21,142	$11,208
Accruing loans past due 90 days or more	23	2,183
Restructured loans (1)	—	—

Total nonperforming loans	21,165	13,391

Investment in real estate	2,215	835

Total nonperforming assets	$23,380	$14,226

Nonperforming assets to total loans and investment in real estate	1.95%	1.30%

(1)	All troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $23.4 million and $14.2 million as of September 30, 2008 and December 31, 2007. Nonperforming assets were impacted by the resolution of a $6.3 million loan to a Houston law firm during the second quarter of 2008. However, this reduction was offset by several commercial real estate loans in Florida totaling $7.7 million, and three residential construction loans in Houston totaling $8.9 million being placed on nonaccrual status. Our ratio of nonperforming assets to total loans and investment in real estate was 1.95% and 1.30% as of September 30, 2008 and December 31, 2007. Loans 90 days past due or more and still accruing were $23,000 at September 30, 2008, compared with $2.2 million at December 31, 2007. Investment in real estate was $2.2 million at September 30, 2008 compared with $835,000 at December 31, 2007, a $1.4 million increase due primarily to repossession of residential real estate in Houston.

Allowance for Loan Losses

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level which we believe is adequate to absorb all estimated losses on loans inherent in the loan portfolio. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged-off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

The allowance for loan losses represents our estimate of the amount necessary to provide for estimated losses inherent in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, our judgment of the amount of the allowance necessary to absorb loan losses is approximate.

Net charge-offs for the first nine months of 2008 were $7.1 million, or 0.81% of average total loans on an annualized basis, compared with $1.2 million, or 0.17% of average total loans on an annualized basis for the first nine months of 2007. Net charge-offs in 2008 include a $2.1 million partial charge-off of a previously disclosed $6.3 million loan to a Houston law firm. Of the remaining net charge-offs, 65.7% were in the consumer loan categories.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2008	As of and for the Year Ended December 31, 2007
	(dollars in thousands)
Average loans outstanding	$1,159,102	$972,760

Total loans outstanding at end of period	$1,198,445	$1,097,268

Allowance for loan losses at beginning of period	$11,161	$9,056

Charge-offs:
Commercial:
Commercial	(2,651)	(62)
Commercial real estate	(776)	—
Real estate construction	(422)	(79)

Total commercial	(3,849)	(141)

Consumer:
Residential real estate first lien	(492)	(190)
Residential real estate second lien	(945)	(760)
Home equity lines	(1,336)	(334)
Consumer installment—indirect	(751)	(962)
Consumer other	(57)	(226)

Total consumer	(3,581)	(2,472)

Total charge-offs	(7,430)	(2,613)

Recoveries:
Commercial:
Commercial	28	46
Commercial real estate	6	—
Real estate construction	—	—

Total commercial	34	46

Consumer:
Residential real estate first lien	23	34
Residential real estate second lien	59	178
Home equity lines	6	43
Consumer installment—indirect	124	294
Consumer other	116	94

Total consumer	328	643

Total recoveries	362	689

Net charge-offs	(7,068)	(1,924)

Provision for loan losses	10,527	4,029

Allowance for loan losses at end of period	$14,620	$11,161

Ratio of net charge-offs to average loans	0.81%	0.20%
Ratio of allowance for loan losses to period end loans	1.22	1.02
Ratio of allowance for loan losses to nonperforming loans	69.08	83.35

Deposits

Our deposits averaged $1.1 billion for the nine months ended September 30, 2008 and $1.0 billion for the year ended December 31, 2007. As of September 30, 2008, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $765.1 million, or 73.7%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 26.3% of total deposits. As of September 30, 2008, total deposits decreased $2.9 million, or 0.3%, to $1.0 billion compared with December 31, 2007.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$116,470	—%	$109,448	—%
Interest checking	189,969	1.55	172,701	2.97
Money market and savings	307,716	2.15	348,567	4.23
Time deposits less than $100,000	198,294	4.53	175,393	4.86

Core deposits	812,449	2.28	806,109	3.52

Time deposits $100,000 and greater	235,987	4.39	192,234	5.02
Brokered deposits	15,642	4.10	13,220	4.54

Total deposits	$1,064,078	2.78%	$1,011,563	3.82%

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

Our borrowings and repurchase agreements were $249.4 million as of September 30, 2008. The outstanding balance as of September 30, 2008 includes $195.0 million in long term advances and $54.3 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings. Additionally, we had $108,000 in notes payable related to the acquisition of Town & Country.

We increased our borrowings and repurchase agreements $76.0 million, or 43.8%, to $249.4 million as of September 30, 2008 from $173.4 million as of December 31, 2007. The increase was due primarily to the addition of long term FHLB advances to fund the growth in our second mortgage portfolio.

The following table summarizes our two issues of junior subordinated debentures outstanding as of September 30, 2008:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of September 30, 2008	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	5.77%	Adjustable quarterly	3 month	$5,155	9/24/2033
					LIBOR + 2.95%
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. As of September 30, 2008, our year-to-date average deposits were $1.1 billion, or 72.4%, of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $3.5 million, or 2.2%, to $161.0 million as of September 30, 2008 compared with $157.5 million as of December 31, 2007, primarily due to net earnings.

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

The following table presents capital amounts and ratios for us and Encore Bank as of September 30, 2008:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$147,082	10.18%	$57,820	4.00%	N/A	N/A
Tier 1 risk-based	147,082	12.58	46,759	4.00	N/A	N/A
Total risked-based	162,102	13.87	93,519	8.00	N/A	N/A

Encore Bank, N.A.
Leverage (1)	$117,615	8.17%	$57,560	4.00%	$71,950	5.00%
Tier 1 risk-based	117,615	10.09	46,646	4.00	69,969	6.00
Total risked-based	132,197	11.34	93,291	8.00	116,614	10.00

(1)	As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.75% as of December 31, 2008.

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

(b)	Changes in Internal Control over Financial Reporting

During the third quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors

Except for the addition of the risk factors described below, there has been no material change in the risk factors previously disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our markets. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers or their customers, which could adversely affect our financial conditions and results of operations. In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

The Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Further, details as to our participation or access to such programs and their subsequent impact on our business, prospects, financial condition and results of operations remain uncertain.

Current levels of market volatility are unprecedented and could adversely impact our results of operation and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience further adverse effects, which may be material, on our ability to access capital and on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (S-1 Registration Statement)).
3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement).
3.3	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to the S-1 Registration Statement).
4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

November 5, 2008	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer and President

November 5, 2008	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer