Form 10-K
period 2008-12-31
Encore Bancshares Inc
filed 2009-03-16
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value as of June 30, 2008 (the last business day of registrant’s most recently completed second quarter) of the shares of common stock held by non-affiliates of the registrant was approximately $113.1 million based on the closing price of the common stock on such date.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of February 28, 2009 was 10.2 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2008, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ENCORE BANCSHARES, INC.

		PART I.	Page
ITEM	1.	Business	3
ITEM	1A.	Risk Factors	23
ITEM	1B.	Unresolved Staff Comments	33
ITEM	2.	Properties	34
ITEM	3.	Legal Proceedings	35
ITEM	4.	Submission of Matters to a Vote of Security Holders	35

		PART II.
ITEM	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
ITEM	6.	Selected Consolidated Financial Data	38
ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	74
ITEM	8.	Financial Statements and Supplementary Data	74
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	74
ITEM	9A.	Controls and Procedures	75
ITEM	9B.	Other Information	77

		PART III.
ITEM	10.	Directors, Executive Officers and Corporate Governance	77
ITEM	11.	Executive Compensation	77
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
ITEM	13.	Certain Relationships and Related Transactions and Director Independence	77
ITEM	14.	Principal Accounting Fees and Services	77

		PART IV.
ITEM	15.	Exhibits and Financial Statement Schedules	78

SIGNATURES			81

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” in Part II, Item 7 of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

General

Encore Bancshares, Inc. is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary Encore Bank, National Association (Encore Bank), 11 private client offices in the greater Houston area and six private client offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas through Encore Trust, a division of Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), a subsidiary of Encore Bank, and Town & Country Insurance Agency, Inc. (Town & Country), a subsidiary of the Company. Our principal executive office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas 77046, and our telephone number is (713) 787-3100.

Our website address is www.encorebank.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report.

Recent Market Developments

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, triggered uncertainty in the financial markets in general and a general deterioration in economic conditions began. This resulted in tightening credit markets, liquidity issues, increased commercial and consumer delinquencies, increased market volatility and a widespread reduction in business activity. These conditions have continued through 2008 and are anticipated to continue through 2009.

In recent months, new laws and regulations have been enacted in response to these conditions. The United States government, particularly the U.S. Department of the Treasury (U.S. Treasury) and the Federal Deposit Insurance Corporation (FDIC), have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. One such law, the Emergency Economic Stabilization Act of 2008 (ESSA) granted the U.S. Treasury the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and included several programs, including many of the programs described below. We cannot predict at this time the effect that the recent legislative initiatives may have on our business, financial condition or results of operations.

U.S. Treasury Capital Purchase Program. On October 3, 2008, the EESA (initially introduced as the Troubled Asset Relief Program or TARP) was enacted. TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program (CPP), which provides for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for the purchase by the U.S. Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a participant’s risk-weighted assets. The CPP also requires a public company participant to issue to the U.S. Treasury warrants to purchase common stock equal to 15% of the capital invested by the U.S. Treasury.

Pursuant to our participation in the CPP, on December 5, 2008, we issued and sold to the U.S. Treasury (i) 34,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share (Series A Preferred Stock), and (ii) a warrant (Warrant) to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash. The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Securities Purchase Agreement, dated December 5, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, prevents us from paying a dividend on our common stock, limits our ability to repurchase shares of our common stock (with certain exceptions), grants the holders of the Series A Preferred Stock, the Warrant and our common stock to be issued upon exercise of the Warrant certain registration rights and subjects us to certain executive compensation limitations included in the EESA, as amended.

FDIC Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLGP) announced by the FDIC on October 14, 2008 to prevent systemic risk, promote financial stability by preserving confidence in the banking system and encourage liquidity in order to ease lending to creditworthy businesses and consumers. The TLGP applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out. We did not opt out and, along with Encore Bank, have chosen to participate in the TLGP. Under the TLGP, specific categories of newly issued senior unsecured debt issued by us or Encore Bank on or before June 30, 2009 would be guaranteed by the FDIC until June 30, 2012. Under the transaction account guarantee component of the TLGP, all noninterest-bearing transaction deposit accounts maintained at Encore Bank are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. Coverage under the TLGP is available to eligible financial institutions at a cost of 50 to 100 basis points per annum, depending on the initial maturity of the senior unsecured debt and 10 basis points per annum for deposit insurance coverage on non-interest bearing transaction account deposits on balances above $250,000.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, U.S. Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (Financial Stability Plan), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA.

The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock we issued under the CPP, remains outstanding. These ARRA restrictions shall not apply to any TARP recipient during such time when the U.S. Treasury (i) only holds a warrant to purchase common stock of such recipient or (ii) holds no preferred stock or warrant to purchase common stock of such recipient.

As a result of our participation in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are applicable to us, subject to regulations to be promulgated by the U.S. Treasury. Pursuant to Section 7001(g) of the ARRA, we are permitted to repay the $34.0 million received under the CPP, subject to approval by our primary Federal banking regulator, without regard to certain repayment restrictions in the Securities Purchase Agreement.

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

Starting in September 2000, our new management team took action to transform the bank by aligning its assets and liabilities with our business strategies. We changed the name of the bank to Encore Bank in September 2001. We targeted professional firms, privately-owned businesses, investors and affluent individuals as clients, and initiated our strategy of providing them with superior service in a “private banking” environment. In four separate transactions in the period from December 2001 to September 2003, we sold all 24 branches located outside our target markets, disposing of $674.9 million in deposits and $50.8 million in real estate. While divesting these branches, we established new private client offices in our target markets. By December 2003, we had opened nine new private client offices in Texas and southwest Florida. We also recruited new lending officers and began changing our asset mix, replacing lower yielding investment securities and purchased mortgage loans with our own higher yielding originated loans. On the liability side, we actively solicited deposits, replacing brokered deposits with core deposits. We now have 17 private client offices in our target markets. As of December 31, 2008, originated loans constituted 91.3% of our loan portfolio and core deposits constituted 69.9% of our total deposits.

In addition to building out our core banking platform, we have also completed and integrated the following series of acquisitions to add wealth management and insurance services to our product offering:

Insurance. On April 30, 2004, we acquired Town & Country. The agency, with offices in Houston and Galveston and approximately 8,870 clients, sells property and casualty insurance and is one of the largest independent agencies in the Houston area and has a clientele that matches our target demographic. On January 1, 2005, Town & Country purchased certain assets and assumed certain liabilities of the Bumstead Insurance Agency, further enhancing the agency’s penetration of affluent households.

Trust. On March 31, 2005, we acquired National Fiduciary Services, N.A. and renamed the entity Encore Trust Company, N.A., which subsequently became a division of Encore Bank (Encore Trust) as of June 30, 2007. Encore Trust provides personal trust services in the greater Houston metropolitan area, Dallas and Austin, Texas. As of December 31, 2008, Encore Trust had $740.6 million in assets under management.

Investment Management and Financial Planning. On August 31, 2005, we acquired Linscomb & Williams, an investment management and financial planning firm based in Houston. With over 30 years of experience, Linscomb & Williams is, in the opinion of management, one of Houston’s largest and most respected financial planning firms. As of December 31, 2008, Linscomb & Williams had $1.5 billion in assets under management.

Business Strategies

We intend to use the platform we have built and the following strategies in an effort to continue to grow loans and deposits and improve profitability.

Optimize our deposit mix. Increasing personal and business checking (noninterest and interest checking, or transaction deposits) is key to our strategy of decreasing our funding costs and continuing to increase our net interest margin from 3.18% for the year ended December 31, 2008. We have increased our business demand deposits, which has resulted largely from our continued growth in lending to privately-owned businesses and professional firms and our offering of cash management services. We have increased our transaction deposits to $329.1 million, or 29.9% of total deposits, as of December 31, 2008 from $157.9 million, or 21.7% of total deposits, as of December 31, 2004, a compounded annual growth rate of 20.2%. Our strategy of reducing our deposit cost is largely dependent on increasing core deposits.

Continue to increase loan originations. Historically, we have grown loans organically to replace purchased mortgages as they paid down. From 2004 through 2008, we increased our total originated loans by $724.0 million, a compounded annual growth rate of 30.1%, and our total commercial loans by $357.5 million, a compounded annual growth rate of 30.8%. Given the current recession, we expect that this growth will moderate in the near term as we believe the opportunities to make prudent loans will lessen.

Expand wealth management and insurance businesses. We believe that our ability to offer sophisticated wealth management products and services within a high-touch community bank framework gives us a competitive advantage over traditional brokerage firms. We believe that the current recession and stock market turmoil have created confusion and lack of trust in Wall Street investment management firms. This environment offers us the opportunity to market our objective investment management services. However, we expect that declines in market value will impact our overall levels of assets under management in the short term.

Cost Containment. Over the past several years, we have kept expenses approximately unchanged, despite investment in new private client offices and loan officers. Our goal in the current recessionary environment is to continue to maintain cost control, as our operating plan includes no significant investment in new private client offices or expansion into new markets during the next twelve months.

Acquire compatible banks and financial services companies. We intend to continue to explore acquisition opportunities for bank and financial service companies, but will be selective in the acquisitions we pursue. Given the current recession, we believe there could be FDIC assisted transactions that would offer the opportunity to acquire an attractive deposit franchise. We will focus on targets within our existing footprint or other attractive markets with significant core deposits and/or a potential client base compatible with our operating philosophy.

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

In connection with our transformation, we purchased residential real estate loans and consumer loans in order to build our loan portfolio and leverage our capital. During the last several years, we have been replacing these purchased loans with our own originated loans. The following table sets forth, as of the dates indicated, the balance of loans we originated and purchased:

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Originated loans	$1,112,815	$954,140	$751,802	$606,907	$388,798
Purchased loans	105,589	143,128	156,566	201,297	271,896

Total loans	$1,218,404	$1,097,268	$908,368	$808,204	$660,694

Originated loans to total loans	91.3%	87.0%	82.8%	75.1%	58.8%

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

Underwriting commercial loans focuses on an analysis of cash flow, including primary and secondary sources of repayment, and the stability of the underlying business which provides the cash flow stream for debt service. Coupled with this analysis is an assessment of the financial strength of the guarantor, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions, industry trends and the collateral securing the loan. We require a first lien position in all collateral and the loan to value ratio of commercial loans varies based on the collateral securing the loan. Generally, loans collateralized by accounts receivable are financed at 50% to 80% of accounts receivable less than 90 days past due. Loans collateralized by inventory will be made at 50% to 80% of the inventory value. We offer a broad range of short- to medium-term commercial loans that generally have floating interest rates. As of December 31, 2008, we had $135.5 million in commercial loans, which represented 11.1% of our total loans.

Included in commercial loans as of December 31, 2008 are $22.2 million in loans to law firms, compared with $36.4 million as of December 31, 2007, which are generally made to fund case expenses and which are collateralized by the anticipated fees to be received in pending cases. We require that the amount of anticipated fees be several times greater than the amount of the loan. However, the law firm may be unsuccessful in the final outcome in these cases, and if successful, the ultimate collection of legal fees can be affected by changes in regulation or legislative action, such as tort reform. We also require personal guarantees of the principals of the law firm. These loans represented 16.4% of total commercial loans and 1.8% of total loans as of December 31, 2008, and are our largest concentration within our commercial loans.

Commercial Real Estate Loans

In addition to commercial loans, we originate commercial real estate mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered in assets other than the project we are financing.

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

In underwriting commercial real estate loans, we seek to minimize the risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions and industry trends. Our policies require us to visit properties on an annual basis, but our practice is to conduct more frequent visits of properties if possible. Generally, we will originate commercial real estate loans in an amount up to 80% of the value of improved property, up to 65% of the value of raw land and up to 75% of the value of land to be acquired and developed. As of December 31, 2008, we had $311.9 million in commercial real estate loans, which represented 25.6% of our total loans.

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

Our second lien residential real estate loans are collateralized by 1-4 family residential real estate, located primarily in the Texas markets of Houston, Dallas and Austin. These loans are predominantly prime and used as supplemental funding in the purchase of a home. Though these loans represent a second lien position on the collateral, we generally underwrite these loans with full documentation and an average combined loan to value of less than 90%. Historically, until the third quarter of 2007, we sold most of our second mortgage loans into the secondary market within 60 days of production, but as a result of the disruption in the mortgage market beginning in 2007, have elected to retain them in our loan portfolio. Given the current credit environment, we do not expect to resume sales of second mortgage loans into the secondary market in the foreseeable future. However, when the market for these loans improves, we anticipate that we will evaluate resuming sales into the secondary market.

For the year ended December 31, 2008, we originated $247.7 million in residential real estate loans, sold $25.3 million in such loans and recognized $162,000 in gains on such sales.

Since 2000, we purchased residential mortgage loans serviced by others in order to build our loan portfolio and leverage our capital. We have not purchased any loans with evidence of deterioration of credit quality for which it was probable, at acquisition date, that we would be unable to collect all contractually required payments. Other than in certain circumstances, including to meet certain regulatory requirements, we do not intend to purchase such loans in the future, as it is inconsistent with our goal of developing client relationships. As of December 31, 2008, we had $105.6 million in purchased residential real estate loans, which represented 19.4% of our residential real estate loans.

As of December 31, 2008, our residential real estate loan portfolio was $544.1 million, which represented 44.6% of our total loans. Of this amount, $86.2 million is repriceable in one year or less and an additional $108.6 million is repriceable in greater than one year to five years.

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

As of December 31, 2008, real estate construction loans totaled $95.7 million, which represented 7.9% of our total loans. Of this total, $32.8 million in real estate construction loans were to finance residential construction with an identified purchaser, $21.4 million were to finance residential construction with no identified purchaser and $41.5 million were to finance commercial construction.

Consumer Loans

From 2002 through 2005, we originated indirect automobile and boat loans. We eliminated this lending function in the third quarter of 2005, as this type of lending was not consistent with our goal of developing client relationships. As of December 31, 2008, we had $14.4 million in consumer installment-indirect loans, which represented 1.2% of our total loans.

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

Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2008, we had $34.2 million in other consumer loans, excluding indirect automobile and boat loans, which represented 2.8% of our total loans.

Underwriting Strategy

While Encore Bank’s legal lending limit for loans to one borrower as of December 31, 2008 was $18.6 million, we generally operate within an internal lending guideline equal to less than half of our legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loans with relationships over the lending authority of the account officer must be approved by the loan committee, which includes our Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Executive Vice President of Houston Banking, President of Florida Operations, and a senior loan officer, and loans with a total relationship exceeding $7.5 million must be approved by the board of directors of Encore Bank. Prior to January 1, 2009, loans over the authority of the account officer up to $2.5 million that conformed to policy were approved by a regional loan committee in Houston or Florida chaired by the respective head of the regional banking group. The regional loan committees were eliminated in an effort to centralize our credit underwriting decisions.

Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. When making consumer loans, we use standard credit scoring systems to assess the credit risk of consumers. Our loan committee generally meets weekly to evaluate applications for new and renewed loans, or modifications to loans, in which the loan relationship is above an individual loan officer’s approval authority. Our strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:

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

Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes regular credit examinations and management reviews of loans exhibiting deterioration in credit quality. In addition, a third party loan review is performed approximately quarterly to identify problem assets. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. A quarterly review of potential problem loans and the allowance for loan losses is conducted by Encore Bank’s asset classification committee, which reviews credit concerns and reports to the board of directors.

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

Deposits

Deposits are our principal source of funds for use in lending and for other general business purposes. We provide checking, savings, money market accounts, time deposits ranging from 90 days to five years and individual retirement accounts. For businesses, we provide a range of cash management products and services. As of December 31, 2008, core deposits (which consist of noninterest-bearing deposits, interest checking, money markets, savings and time deposits less than $100,000) were $770.0 million, or 69.9% of total deposits, while time deposits $100,000 and greater and brokered deposits made up 30.1% of total deposits. We attempt to price our deposit products in order to promote core deposit growth and maintain our liquidity requirements in order to satisfy client needs.

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We borrow from the Federal Home Loan Bank of Dallas (FHLB) pursuant to a blanket lien based on the value of our loans and securities. These borrowings provide a cost effective alternative in a competitive deposit market. As of December 31, 2008, we had $210.0 million in long-term borrowings from the FHLB with remaining maturity of greater than one year, $95.0 million of which have various call dates prior to the maturity date.

We also obtain other overnight borrowed funds under arrangements with certain clients and investment banks whereby investment securities are sold under an agreement to repurchase the next business day. These borrowing arrangements are collateralized by pledging applicable investment securities. The borrowing costs of these arrangements are priced lower than the daily Federal funds rate. As of December 31, 2008, we had $62.0 million in repurchase agreements.

In addition, we have raised additional regulatory capital through the issuance of junior subordinated debentures in connection with trust preferred securities issuances by separate non-consolidated statutory trust subsidiaries in September 2003 and April 2007.

Wealth Management Services

We provide a wide variety of wealth management services to our clients through our subsidiary, Linscomb & Williams, and the trust division of Encore Bank, Encore Trust, which we manage as one segment. As of December 31, 2008, we had $2.2 billion in assets under management in our wealth management group.

Linscomb & Williams

Linscomb & Williams is an investment management and financial planning firm that operates primarily in the Houston market. Linscomb & Williams provides fee-based financial planning services for clients and investment management services for a quarterly management fee based on the value of assets in the account. The majority of Linscomb & Williams’ fees originate from investment management services. Linscomb & Williams has been in Houston for over 30 years and all of the senior staff from the firm have remained with our company after we acquired it in August 2005. As of December 31, 2008, Linscomb & Williams had $1.5 billion in assets under management.

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

Our investment management services include comprehensive investment planning and implementation for individual and business clients including understanding client objectives and risk tolerance, developing appropriate asset allocation, selecting and implementing specific investments, regular reviewing and monitoring of client portfolios and providing regular market comments, comprehensive quarterly reports and attentive servicing of each client’s needs. For discretionary investment management services, we charge a quarterly management fee in arrears, which is generally determined on a sliding scale based on the portfolio value. Our services are independent, and a key point of differentiation to our clients is that we do not have proprietary funds to sell them, and all client assets are held in custody with a third party.

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

Encore Bank’s Trust Division

Encore Trust became a division of Encore Bank as of June 30, 2007 in connection with the merger of Encore Bank with Encore Trust Company, N.A. Prior to this merger, Encore Trust Company, N.A. was a subsidiary of Encore Bank. Encore Trust provides trust services primarily to individuals in Houston, Austin and Dallas. The personal trust business focuses primarily on the Houston market to service the needs of individuals. We also administer court-appointed trusts on behalf of individuals in Houston, Austin and Dallas who receive monetary awards. As of December 31, 2008, Encore Trust had $740.6 million in assets under management.

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

Insurance

We offer a wide variety of personal and commercial property and casualty insurance products through our insurance agency, Town & Country. With offices in Houston, Galveston and, most recently, Fort Worth, Town & Country has been providing personal and commercial insurance for over 40 years. As of December 31, 2008, we had approximately 8,870 insurance clients and were one of the largest independent insurance agencies in the Houston metropolitan area. Town & Country provides commercial, personal, and life and health insurance for businesses and individuals through a staff of 35 licensed and experienced insurance professionals. Our independent insurance professionals can help clients select the coverage and price best suited to their particular needs. In addition to home, auto, business and life insurance, we also offer condominium and renters insurance, fine art coverage, personal umbrella policies and boat insurance. Our commercial coverages include general liability, auto liability, workers compensation, property, professional liability, directors and officers liability, and accounts receivable coverage. Our insurance partners include Chubb Group, Fidelity National Financial, America First, Liberty Mutual, ACE, Hanover Insurance, Progressive, Texas Mutual Insurance Company, Travelers, The Hartford, Republic, Safeco, Utica National, Zurich Insurance, Lloyds and many more.

Competition

The banking, wealth management and insurance businesses are highly competitive, and our profitability depends principally on our ability to compete in the market areas in which we are located. In our banking business, we experience substantial competition in attracting and retaining deposits and in making loans. The primary factors we encounter in competing for deposits are convenient office locations and rates offered. Direct competition for deposits comes from other commercial banks and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among other things, the interest rate, loan origination fees and the range of services offered. Competition for loans normally comes from other commercial banks, thrift institutions, mortgage bankers and mortgage brokers, and insurance companies. We believe that we have been able to compete effectively with other financial institutions by emphasizing client service, by establishing long-term relationships and building client loyalty, and by providing products and services designed to address the specific needs of our clients.

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

General

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund (DIF) of the FDIC and the banking system as a whole, and not for the protection of the bank holding company, shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2008, our ratio of Tier 1 capital to total risk-weighted assets was 14.58% and our ratio of total capital to total risk-weighted assets was 15.84%.

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2008, our leverage ratio was 11.61%.

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

Control Acquisitions. The Change in Bank Control Act (CBCA) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as us, under the circumstances set forth in the presumption, constitutes acquisition of control of our company.

In addition, the CBCA prohibits any entity from acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the prior approval of the Federal Reserve. In most circumstances, an entity that owns 25% or more of the voting securities of a banking organization owns enough of the capital resources to have a controlling influence over such banking organization for purposes of the CBCA. On September 22, 2008, the Federal Reserve issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve to generally be able to conclude that an entity’s investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, based on the policy statement, the Federal Reserve Board will permit noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Capital adequacy requirements serve to limit the amount of dividends that may be paid by Encore Bank to us as its parent company. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2008, Encore Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by that bank in any calendar year exceeds the total of that bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, Encore Bank cannot pay a dividend if, after paying the dividend, it will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though Encore Bank would continue to meet its capital requirements after the dividend.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2008, Encore Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.16% and its ratio of total capital to total risk-weighted assets was 11.42%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2008, Encore Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.08%. As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank meet certain additional capital requirements in 2007 and 2008. Specifically, for 2008, Encore Bank was required to have a leverage ratio of at least 7.75% as of December 31, 2008. These additional capital requirements do not apply after December 31, 2008.

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

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Under a risk-based assessment system required by the FDICIA, FDIC-insured depository institutions pay quarterly insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to regulators. An institution’s risk assignment includes assignment to Risk Category I, II, III, or IV.

On January 1, 2009, the FDIC increased the DIF assessment rates as part of the FDIC’s DIF restoration plan. As a result, initial base assessment rates currently range from 12 to 14 basis points for Risk Category I institutions, 17 basis points for Risk Category II institutions, 35 basis points for Risk Category III institutions, and 50 basis points for Risk Category IV institutions. On February 27, 2009, the Board of Directors of the FDIC issued final rules to amend the restoration plan for the DIF, change the risk-based assessment system and set assessment rates to begin in the second quarter of 2009. Beginning April 1, 2009, total base assessment rates will range from 7 to 24 basis points for Risk Category I institutions, 17 to 43 basis points for Risk Category II institutions, 27 to 58 basis points for Risk Category III institutions, and 40 to 77.5 basis points for Risk Category IV institutions. Institutions with $1 billion or more in assets have their assessment base determined using average daily balances, as opposed to utilizing quarter-end balances. Institutions with less than $1 billion in assets have the option of continuing to use quarter-end balances to determine their assessment bases. Assessments are paid quarterly by all institutions and are based upon the assessment base that an institution reports at the end of that quarter. Risk assessments remain in effect for future assessment periods until changed by the FDIC.

Also, on February 27, 2009, the FDIC issued an interim rule for a special assessment of 20 basis points to restore the DIF to an acceptable level. This special assessment could be lowered to 10 basis points if the FDIC’s borrowing authority, currently set at $30 billion, is increased pursuant to legislation which was recently introduced in Congress. Following the comment period and assuming the interim rule becomes final, the special assessment will be made on June 30, 2009 and will be collected September 30, 2009. This assessment will be in addition to the new assessment rates which become effective April 1, 2009.

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

Title III of the Patriot Act (Patriot Act) amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the Patriot Act requires all financial institutions, including us, Encore Bank and our nonbanking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The Patriot Act also grants broad authority to the Secretary of the U.S. Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. We have adopted policies, procedures and controls designed to comply with the BSA and the Patriot Act.

The U.S. Treasury’s Office of Foreign Asset Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including us and Encore Bank and our nonbanking affiliates and subsidiaries, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, we and Encore Bank and our nonbanking affiliates and subsidiaries restrict transactions with certain targeted countries except as permitted by OFAC.

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

Town & Country. Town & Country is a Texas corporation licensed to sell insurance policies in the State of Texas by the Texas Department of Insurance. The Texas Insurance Code provides that licensed agents are subject to regulation requirements of the Texas Department of Insurance. The requirements include maintaining books and records and continuing education. In addition, Town & Country is licensed to sell insurance in a number of other states and accordingly, is subject to regulation in those states.

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

Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and operations of us and those of our subsidiaries cannot be predicted.

Legislative Initiatives

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions are expected to be introduced in Congress and State Legislatures. Such initiatives may change banking statutes and the operating environment for us and Encore Bank in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Encore Bank. A change in statutes, regulations or regulatory policies applicable to us or Encore Bank could have a material effect on the financial condition, results of operations or business of our company and Encore Bank. For additional details about the recent legislative initiatives, please refer to the section captioned “Recent Market Developments” in Part I, Item I of this Annual Report on Form 10-K.

Employees

As of December 31, 2008, we had 303 full-time employees. Management considers our relations with employees to be good. Neither we nor Encore Bank or any of its subsidiaries are a party to any collective bargaining agreement.

Item 1A. Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that we believe affect our business and an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10-K were to occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose all or part of your investment.

Risks Associated With Our Business

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit portfolio is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. In addition, we may be required to pay even higher FDIC deposit insurance premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions and other factors have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

A prolonged national economic recession or further deterioration of these conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our markets. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The U.S Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain.

Current levels of market volatility are unprecedented and could adversely impact our results of operations and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience further adverse effects, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

If we are unable to continue to transform our balance sheet by originating loans and growing core deposits and if our strategic decision to open a number of new private client offices and offer wealth management services and insurance products does not continue to generate new business, our business and results of operations may be negatively affected.

We have transformed our balance sheet by replacing lower yielding investment securities and purchased mortgage loans with our own higher yielding originated loans. We have also rolled out a full line of deposit and cash management products, which has enabled us to replace brokered deposits with core deposits. In connection with this transformation, we have disposed of our out-of-market locations and expanded the number of private client offices we operate in our target markets in Texas and southwest Florida. Additionally, we have made strategic acquisitions enabling us to offer wealth management services and insurance products to our clients. Our ability to continue the growth of originated loans and core deposits depends, in part, upon our ability to leverage our current offices and infrastructure, successfully attract core deposits, identify attractive commercial lending opportunities and retain experienced lending officers. Our ability to continue to successfully execute our business plan requires effective planning and management implementation, which may be affected by factors outside of our control. If we are not able to attract significant business from our target markets, our business and results of operations may be negatively affected.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates and legislation that could result in significant additional costs and capital requirements that could adversely affect our financial condition and results of operations.

Approximately 84.9% of our loan portfolio as of December 31, 2008 was comprised of loans collateralized by real estate, with 65.9% of the real estate located in Texas and 20.3% located in Florida. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate markets in Florida, and to a lesser extent, Texas, have deteriorated in the last year. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

As of December 31, 2008, we had $95.7 million, or 7.9%, of our total loans in real estate construction loans. Of this amount, $32.8 million were made to finance residential construction with an identified purchaser and $21.4 million were made to finance residential construction with no identified purchaser. Substantially all of these loans are located in the Houston area. Further, $41.5 million of real estate construction loans were made to finance commercial construction, with approximately half of these loans made to finance construction projects located in Texas and half in southwest Florida. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

Our commercial real estate and commercial loans expose us to increased credit risks, and these risks will increase if we succeed in increasing these types of loans.

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a proportion of our portfolio. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

We make both secured and some unsecured commercial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Further, commercial loans generally will be serviced primarily from the operation of the business, which may not be successful, and commercial real estate loans generally will be serviced from income on the properties securing the loans.

Additionally, as of December 31, 2008, 16.4% of our commercial loans were loans to law firms, which are generally made to fund case expenses and which are collateralized by the anticipated fees to be received in pending cases. We require that the amount of anticipated fees be several times greater than the amount of the loan and personal guarantees of the principals of the law firm. However, the law firm may be unsuccessful in the final outcome in these cases, and if successful, the ultimate collection of legal fees can be negatively affected by changes in regulation or legislative action, such as tort reform.

As a consequence of our efforts to transform our balance sheet over the last five years by originating new loans, in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. If our allowance for loan losses is not adequate to cover actual loan losses, our results of operations will be negatively affected.

As a consequence of our efforts to transform our balance sheet over the last five years, many of our loans have been made recently, and in those circumstances, there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. Loans totaling $1.1 billion, or 87.9%, of our loan portfolio as of December 31, 2008 represents loans originated since the beginning of 2004 and $105.6 million, or 8.7%, of our loan portfolio represents purchased loans. As a lender, we are exposed to the risk that our loan clients may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover any loan losses inherent in the loan portfolio. In determining the size of the allowance, we rely on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for loan losses could cause our results of operations to be negatively affected. Due to the relatively unseasoned nature of our loan portfolio, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature.

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

Our profitability depends on the general economic conditions in our primary markets in Texas and southwest Florida. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in the greater Houston area, including Harris, Ft. Bend and Montgomery counties, and southwest Florida, including Lee, Collier, Pinellas and Hillsborough counties. As of December 31, 2008, $650.7 million, or 68.4%, of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in Texas and $197.6 million, or 20.8%, of such loans (which includes $29.9 million in purchased loans) were made to borrowers in Florida. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in either of these regions is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. Recently, economic conditions in Florida and, to a lesser extent, Texas have declined and if either of these regions experiences a downturn or a recession for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our banking operations.

If the goodwill that we recorded in connection with business acquisitions becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another entity including our trust function, investment management and insurance subsidiaries. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Examples of those events or circumstances include the following:

•	significant adverse change in business climate;

•	significant unanticipated loss of clients/assets under management;

•	unanticipated loss of key personnel; or

•	significant reductions in profitability.

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. At December 31, 2008, our goodwill totaled $27.9 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

The properties that we own and our foreclosed real estate assets could subject us to environmental risks and associated costs.

There is a risk that hazardous substances or wastes, contaminants, pollutants or other environmentally restricted substances could be discovered on our properties or our foreclosed assets (particularly in the case of real estate loans). In this event, we might be required to remove the substances from the affected properties or to engage in abatement procedures at our sole cost and expense. Besides being liable under applicable federal and state statutes for our own conduct, we may also be held liable under certain circumstances for actions of borrowers or other third parties with respect to property that collateralizes one or more of our loans or property that we own. Potential environmental liability could include the cost of remediation and also damages for any injuries caused to third-parties. We cannot assure you that the cost of removal or abatement will not substantially exceed the value of the affected properties or the loans secured by those properties, that we would have adequate remedies against prior owners or other responsible parties or that we would be able to resell the affected properties either prior to or following completion of any such removal or abatement procedures. If material environmental problems are discovered prior to foreclosure, we generally will not foreclose on the related collateral. Furthermore, despite actions on our part, the value of the property as collateral will generally be substantially reduced and, as a result, we may suffer a loss upon collection of the loan.

The small- to medium-sized businesses we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us, and such impairment could materially harm our operating results.

We make loans to professional firms and privately-owned businesses that are considered to be small- to medium-sized businesses. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. Economic downturns and other events that negatively impact our target market could cause us to incur substantial credit losses that could materially harm our operating results.

Our banking business is subject to interest rate risk and fluctuations in interest rates may adversely affect our results of operations and financial condition.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our results of operations are significantly dependent on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our results of operations. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

As of December 31, 2008, we were liability sensitive, meaning that our interest-bearing liabilities reprice more quickly than our interest-earning assets, so in the event of an increase in interest rates, our net interest income will be affected negatively. Although our asset liability management strategy is designed to control our risk from changes in market interest rates, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and results of operations.

For the year ended December 31, 2008, we received $17.3 million in fees from our wealth management business, which represented 77.7% of our total noninterest income. We derive our revenues from this business primarily from investment management fees based on assets under management and, to a lesser extent, fee-based financial planning services. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, and competition from investment management companies.

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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our results of operations.

Linscomb & Williams’ investment advisory contracts are subject to termination on short notice, and termination of a significant number of investment advisory contracts could have a material adverse impact on our revenues.

Linscomb & Williams derived 95.0% of its revenue for the year ended December 31, 2008 from investment advisory contracts with its clients. These contracts are typically terminable by clients without penalty upon relatively short notice (generally not more than 60 days). Our wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that Linscomb & Williams’ management will be able to retain all of their clients. If its clients terminate their investment advisory contracts, Linscomb & Williams, and consequently we, could lose a substantial portion of our revenues.

Our insurance agency’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could adversely affect our operations and revenues.

Our insurance agency subsidiary, Town & Country, is engaged in insurance agency and brokerage activities. For the year ended December 31, 2008, Town & Country received $5.7 million in commissions and fees, which represented 25.5% of our total noninterest income. Town & Country derives revenues primarily from commissions paid by the insurance underwriters on the sale of insurance products to clients. These commissions are highly dependent on the premiums charged by insurance underwriters, which historically have been cyclical in nature, vary by region and display a high degree of volatility based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within Town & Country’s control, include the capacity of insurance underwriters to place new business, non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability to consumers of alternative insurance products, such as government benefits and self-insurance plans.

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

We believe that our success to date and our prospects for future success in our banking, wealth management and insurance businesses depend significantly on the continued services and performance of our chief executive officer, James S. D’Agostino, Jr., and the other members of our senior management team. While we have granted restricted stock to, and have change in control agreements with certain key officers, our ability to retain such officers may be hindered by the fact that we have not entered into employment or non-competition agreements with most of them. Therefore, they may terminate their employment with us at any time, and we could have difficulty replacing such officers with persons who are experienced in the specialized aspects of our business or who have ties to the communities within our primary market areas. The unexpected loss of services of any of these key officers could materially harm our business.

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

We and Encore Bank are subject to extensive regulation, supervision and examination by federal banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and Encore Bank and our respective operations. In response to the recession, recent market volatility and lack of liquidity in the credit markets, new legislation has been introduced and passed and it is likely that there will be significant changes to the banking regulatory regime in the future. Such additional legislation and regulations could significantly affect our powers, authority and operations or the powers, authority and operations of Encore Bank, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on us.

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

As of February 28, 2009, our directors and executive officers beneficially own 32.5% of the outstanding shares of our common stock. Accordingly, these directors and executive officers are able to control, to a significant extent, the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.

Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, we are prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Further, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 17 private client offices through Encore Bank. We also operate four offices of Encore Trust, three offices of Town & Country and one office of Linscomb & Williams. We lease all of our locations, except with respect to our private client offices located in the Houston area at 6330 San Felipe, 5815 Kirby, 3754 Westheimer, 5548 FM 1960 West and 4647 Sweetwater Blvd., where in each location we own the building and lease the underlying land, and underlying land of our private client office in Ft. Myers, Florida, where we own the building and underlying land. Our principal office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas, 77046. The following table sets forth our banking, wealth management and insurance office locations, the date we opened or acquired them, and, with respect to our private client offices, the amount of deposits:

Type of Office	Date Opened/ Acquired	Deposits as of December 31, 2008
Private Client Offices—Houston Market		(dollars in thousands)
Houston, Texas
12520 Memorial Drive	11/01/2000	$119,407
2049 West Gray	8/01/2002	99,920
6330 San Felipe	3/17/2003	63,042
909 Fannin, Suite 1350	8/04/2003	75,130
6400 Fannin, Suite 222	2/15/2007	15,511
5815 Kirby	1/20/2004	59,109
3754 Westheimer	1/05/2004	37,583
5548 FM 1960 West	7/14/2003	57,406
Nine Greenway Plaza, Suite 110	3/21/2005	288,708
Sugar Land, Texas
4647 Sweetwater Blvd., Suite A.	5/30/2006	20,294
The Woodlands, Texas
9595 Six Pines Drive, Suite 1500	9/07/2004	32,216

Private Client Offices—Florida Market
Sun City Center
1653 Sun City Plaza, Suite 1001	9/04/2001	69,343
Ft. Myers
7920 Summerlin Lakes Dr.	10/16/2001	30,997
Clearwater
2566 McCullen Booth Road, Suite G	3/25/2002	28,540
Belleair Bluffs
2973 West Bay Drive	4/08/2002	49,855
Naples
10600 Tamiami Trail N., Suite 604	4/19/2004	35,387
3003 Tamiami Trail, Suite 100	1/03/2007	18,349

Encore Trust Offices
Houston, Texas
11000 Richmond, Suite 215	3/31/2005	N/A
Nine Greenway Plaza, Suite 1000	3/31/2005	N/A
Dallas, Texas
5956 Sherry Lane Place, Suite 630	3/31/2005	N/A
Austin, Texas
100 Congress Ave., Suite 2100	3/31/2005	N/A

Town & Country Offices
Houston, Texas
10575 Katy Freeway, Suite 150	4/30/2004	N/A
Galveston, Texas
1605 Tremont	4/30/2004	N/A
Ft. Worth, Texas
307 W. 7th Street, Suite 1800	4/01/2006	N/A

Linscomb & Williams Office
Houston, Texas
1400 Post Oak Blvd., Suite 1000	8/31/2005	N/A

Item 3. Legal Proceedings

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “EBTX”. Before the effective date of our registration statement on July 17, 2007, there had been no public market for our common stock. The following table presents the high and low intra-day sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated:

	2008		2007
	High	Low	High	Low
First Quarter	$20.87	$16.05
Second Quarter	19.94	15.65
Third Quarter (1)	19.49	14.07	$23.95	$20.70
Fourth Quarter	17.74	10.25	22.28	19.26

(1)	For 2007, the information is presented beginning on July 17, 2007.

As of February 28, 2009, we had 10.2 million shares outstanding and 143 shareholders of record. The number of beneficial owners is unknown to us at this time.

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

For a foreseeable period of time, our principal source of cash revenues will be dividends paid by Encore Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. The declaration and payment of dividends on our common stock will depend upon our results of operations and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our board of directors. Regulatory authorities could impose administratively stricter limitations on the ability of Encore Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

In addition, the terms of our junior subordinated debentures may limit our ability to pay dividends on our common stock. Beginning on December 5, 2008 and until (i) the third anniversary of the U.S. Treasury’s investment, (ii) we have redeemed the Series A Preferred Stock or (iii) the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Also, as long as the Series A Preferred Stock is outstanding, dividend payments will be prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions.

Recent Sales of Unregistered Securities

On December 5, 2008, we issued and sold to the U.S. Treasury (i) 34,000 shares of our Series A Preferred Stock, with a liquidation value of $1,000 per share, and (ii) a Warrant to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, for an aggregate purchase price of $34.0 million in cash. The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Warrant is exercisable immediately at anytime until December 5, 2018 for 364,026 shares of our common stock at an exercise price of $14.01 per share. The number of shares of our common stock underlying the Warrant and the exercise price are subject to adjustment for certain dilutive events. Additionally, if, on or prior to December 31, 2009, we receive aggregate gross cash proceeds of at least $34.0 million from one or more sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of the shares of common stock underlying the Warrant then held by the U.S. Treasury will be reduced by 50% to 182,013 shares. Pursuant to the Securities Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of our common stock issued upon exercise of the Warrant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to equity compensation plans approved by shareholders under which our common stock is authorized for issuance. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,003,932	$9.79	484,010
Equity compensation plans not approved by security holders	—	—	—

Total	1,003,932	$9.79	484,010

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock made by us during the fiscal year ended December 31, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 2, 2008	1,682	$17.36	N/A	N/A

(1)	All shares of common stock reported in the table above were repurchased by us at the fair market value of our common stock on June 2, 2008 in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our key employees and directors.
(2)	We have no publicly announced plans or programs.

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on our common stock for the period since our shares of common stock were registered under Section 12 of the Exchange Act on July 17, 2007 to December 31, 2008, with the cumulative total return of the Russell 2000 Index and KBW Bank Index for the same period. This presentation assumes that the value of the investment in our common stock and each index on July 17, 2007 was $100.00 and that subsequent cash dividends were reinvested. The historical stock price performance of our common stock shown on the graph below is not necessarily indicative of future stock price performance.

	Period Ending
Index	7/17/07	12/31/07	6/30/08	12/31/08
Encore Bancshares, Inc.	$100.00	$95.19	$74.52	$52.38
KBW Bank Index	100.00	78.27	51.35	39.15
Russell 2000	100.00	90.13	81.15	58.77

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

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share data)
Operations Statement Data:
Interest income	$81,271	$81,427	$75,810	$64,653	$58,470
Interest expense	36,997	47,252	45,637	38,400	34,456

Net interest income	44,274	34,175	30,173	26,253	24,014
Provision for loan losses	29,175	4,029	3,491	3,198	3,159

Net interest income after provision for loan losses	15,099	30,146	26,682	23,055	20,855
Noninterest income (1)	22,300	30,966	35,083	29,334	21,822
Noninterest expense	50,361	50,607	50,338	45,502	32,547

Net earnings (loss) before income taxes	(12,962)	10,505	11,427	6,887	10,130
Income tax expense (benefit)	(4,888)	3,121	3,949	2,098	3,267

Net earnings (loss)	$(8,074)	$7,384	$7,478	$4,789	$6,863

Earnings (loss) available to common shareholders	$(8,240)	$7,384	$7,478	$4,789	$6,863

Common Share Data:
Basic earnings (loss) per share	$(0.83)	$0.86	$1.00	$0.70	$1.15
Diluted earnings (loss) per share	(0.83)	0.79	0.94	0.66	1.11
Book value per share	15.36	15.56	13.57	12.68	11.83
Tangible book value per share	12.05	12.13	9.01	8.07	11.01
Average common shares outstanding	9,881	8,576	7,501	6,825	5,986
Diluted average common shares outstanding	9,881	9,296	7,926	7,288	6,176
Shares outstanding at end of period (2)	10,241	10,124	7,786	7,692	6,174

Period End Balance Sheet Data:
Total assets	$1,587,844	$1,401,197	$1,336,843	$1,316,565	$1,273,071
Investment securities	174,691	146,263	256,256	323,074	480,143
Loans receivable	1,218,404	1,097,268	908,368	808,204	660,694
Allowance for loan losses	25,105	11,161	9,056	8,719	7,658
Goodwill and other intangible assets, net	33,904	34,722	35,487	35,442	5,080
Deposits	1,100,797	1,041,374	1,030,811	815,074	729,328
Shareholders’ equity (3)	185,742	157,479	105,677	97,513	73,051
Junior subordinated debentures	20,619	20,619	20,619	20,619	20,619

Average Balance Sheet Data:
Total assets	$1,483,021	$1,341,105	$1,316,572	$1,293,781	$1,261,970
Investment securities	150,096	179,767	288,082	385,502	506,800
Loans receivable	1,170,717	972,760	840,330	747,079	626,225
Deposits	1,061,318	1,011,563	882,581	767,358	739,126
Shareholders’ equity (4)	162,929	129,316	100,827	87,358	67,160

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	(0.54)%	0.55%	0.57%	0.37%	0.54%
Return on average common equity (5)	(5.13)	5.71	7.42	5.48	10.22
Return on average tangible common equity (5)	(6.53)	7.84	11.40	7.37	10.70
Net interest margin (6)	3.18	2.74	2.46	2.14	1.96
Efficiency ratio (1)(7)	72.36	76.19	75.68	80.42	69.87
Noninterest income to total revenue	33.50	47.54	53.76	52.77	47.61

Asset Quality Ratios (8):
Nonperforming assets to total loans and investment in real estate	2.78%	1.30%	1.07%	0.56%	0.92%
Net charge-offs to average loans	1.30	0.20	0.38	0.29	0.18
Allowance for loan losses to year end loans	2.06	1.02	1.00	1.08	1.16
Allowance for loan losses to nonperforming loans (9)	80.52	83.35	95.26	250.26	179.77

Capital Ratios:
Leverage ratio (10)	11.61%	10.47%	6.90%	6.23%	6.63%
Tier 1 risk-based capital ratio (10)	14.58	13.59	10.17	9.89	12.63
Total risk-based capital ratio (10)	15.84	14.65	11.19	10.97	13.78
Tangible common equity to tangible assets (11)	7.94	8.98	5.39	4.85	5.36

(1)	For the years ended December 31, 2006, 2005 and 2004, noninterest income included nonrecurring gains on the sale of branches and certain real estate of $370,000, $303,000 and $3.9 million.
(2)	Includes nonvested restricted stock.
(3)	Shareholders’ equity as of December 31, 2006 and 2005 includes $10.3 million in puttable common stock. The put agreement to which the stock was subject was terminated on March 30, 2007. For a discussion of the puttable common stock, please refer to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Shareholders’ Equity and Puttable Common Stock,” in Part II, Item 7 of this Annual Report on Form 10-K.
(4)	Average shareholders’ equity for the years ended December 31, 2007, 2006 and 2005 includes $2.5 million, $10.3 million and $3.4 million in puttable common stock.
(5)	Return based on earnings (loss) available to common shareholders. The ratios for years ended December 31, 2007, 2006 and 2005 include puttable common stock as a part of shareholders’ equity.
(6)	Net interest margin is calculated by dividing net interest income by average earning assets.
(7)	Calculated by dividing total noninterest expense, less amortization of intangibles, by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities and impairment write down on securities.
(8)	At period end, except net charge-offs to average loans, which is for periods ended at such dates.
(9)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.
(10)	Regulatory capital ratios for December 31, 2008 and 2007 are for Encore Bancshares, Inc. Regulatory capital ratios for December 31, 2006, 2005 and 2004 are for Encore Bank. On March 30, 2007, we became a bank holding company and Encore Bank became a national bank. For all periods prior to March 30, 2007, the capital ratios are calculated in accordance with Office of Thrift Supervision regulations and as of March 31, 2007, the capital ratios are calculated in accordance with OCC regulations. We were not required to monitor consolidated capital ratios as a thrift holding company, but we are required to do so as a bank holding company. See the section of this Form 10-K captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Regulatory Capital” for details relating to our regulatory capital ratios.
(11)	At period end. Tangible common equity includes $10.3 million of puttable common stock as of December 31, 2006 and 2005.

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

•	incorrect assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, investment advisory, trust, insurance and other aspects of the financial services industry;

•	government intervention in the U.S. financial system;

•	the continued service of key management personnel;

•	our ability to attract, motivate and retain key employees;

•	changes in the availability of funds resulting in increased cost or reduced liquidity;

•	factors that increase competitive pressure among financial services organizations, including product and pricing pressures;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our consolidated balance sheets and consolidated statements of operations. This section should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2008 and 2007 and for each of the three years ended December 31, 2008, which are included in this Form 10-K.

General

We generate our revenue from net interest income and noninterest income. Net interest income is the difference between interest income on interest-earning assets such as loans and securities and interest expense on interest-bearing liabilities such as client deposits and other borrowings that are used to fund those assets. Net interest income is a significant contributor to results of operations. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

During the past three years we have generated the largest portion of our noninterest income through trust and investment management fees. We also have an insurance agency that generates commissions on sales of insurance. Trust and investment management fees, mortgage banking income, insurance commissions and gain or loss on the sale of securities are reported in our consolidated statement of operations under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a labor intensive business, our largest operating expense is employee compensation.

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

Throughout this building process, lower yielding purchased mortgage loans and securities have paid down or matured and been replaced with our own originated loans. Consequently, while our total assets have only increased recently, our net interest margin over this time period has improved primarily due to the higher yielding mix of earning assets.

Our core products have grown significantly from 2006 to 2008:

•	Average loans grew by 39.3% (up 27.1% excluding residential mortgage loans)

•	Average core deposits grew by 14.9%

Capital Purchase Program

On October 3, 2008, the EESA (initially introduced as the TARP) was enacted. On October 14, 2008, the U.S. Treasury announced the CPP, which provides for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. In connection with our participation in the CPP, on December 5, 2008 we issued and sold to the U.S. Treasury (i) 34,000 shares of our Series A Preferred Stock, with a liquidation value of $1,000 per share, and (ii) a Warrant to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain to anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash. For additional details about our participation in the CPP, please refer to the section captioned “Recent Market Developments—U.S. Treasury Capital Purchase Program” in Part I, Item I of this Annual Report on Form 10-K.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans without a specific allowance and is based on the experience, ability and effectiveness of our lending management and staff, the effectiveness of our loan policies, procedures and internal controls, strategic initiatives, the composition and concentrations of credit, underlying property or collateral values, nonperforming and loan classification trends, the effectiveness of the internal loan review function and general economic conditions.

Changes in the estimate of the allowance for loan losses and the related provision expense can materially affect our results of operations. Determining the allowance for loan losses requires us to make forecasts of losses that are highly uncertain and require a high degree of judgment. From time to time, events or economic factors may impact the loan portfolio, causing us to provide additional amounts or release balances from the allowance for loan losses. The increase in the allowance for loan losses in excess of net charge-offs in 2008 was primarily due to the decline in real estate values and the general economic downturn in Florida as well as an increase in adversely classified residential construction and commercial loans in the Houston area.

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. On January 1, 2007, we adopted FIN 48 – Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. For additional information, see Note H, “Income Taxes,” to our consolidated financial statements included in this Form 10-K.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared to its carrying value. If a reporting unit’s carrying value exceeds its fair value, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over their estimated useful lives, ranging from two to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable. Based on our goodwill impairment test as of December 31, 2008, we do not believe any of our goodwill is impaired. In addition, as of December 31, 2008, we tested the useful lives of our other intangible assets and determined that there has not been any significant change in the original estimated useful lives.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

On January 1, 2008, we adopted the following new accounting pronouncements:

SFAS 157—Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement; and

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

The adoption of SFAS 157 and SFAS 159 did not have any effect on our consolidated financial statements at the date of adoption other than expanded disclosures required by SFAS 157.

Recently issued and pending accounting pronouncements are disclosed in Note A, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K.

Key Financial Measures

Our net loss was $8.1 million, or $0.83 per diluted share, for the year ended December 31, 2008, compared with net earnings of $7.4 million, or $0.79 per diluted share, for 2007. The deepening economic recession and extremely challenging financial environment significantly intensified in the last quarter of 2008. Consequently, 2008 results were driven by escalating credit costs, including additions to the allowance for loan losses, and an impairment charge related to a security. Results for 2008 include a $10.1 million, or 29.6%, improvement in net interest income. Offsetting this improvement was a $25.1 million increase in the provision for loan losses, which included a $6.0 million charge-off of a loan to a professional and a $13.9 million increase to the allowance for loan losses. The results also include a $2.0 million non-cash impairment charge on a security acquired in connection with our Community Reinvestment Act requirements. Our net earnings decreased $94,000, or 1.3%, to $7.4 million for the year ended December 31, 2007 compared with $7.5 million for 2006 due primarily to a decrease in mortgage banking income, mostly offset by an increase in net interest income. Our diluted earnings per common share decreased to $0.79 for 2007 compared with $0.94 for 2006, a 16.0% decline, primarily due to additional shares issued in our initial public offering in July 2007.

Our return on average assets was (0.54)% for the year ended December 31, 2008 compared with 0.55% for 2007. Our return on average common equity was (5.13)% for the year ended December 31, 2008 compared with 5.71% for 2007. Our return on average common equity was 5.71% for the year ended December 31, 2007 compared with 7.42% for 2006. Our return on average assets was 0.55% for the year ended December 31, 2007 compared with 0.57% for 2006. The decrease in both 2007 ratios was due primarily to an increase in average assets and average equity, combined with a slight decrease in net earnings. The return on average common equity for a portion of 2007 and all of 2006 includes $10.3 million in puttable common stock associated with the Linscomb & Williams acquisition. See the section of this Form 10-K captioned “—Financial Condition—Shareholders’ Equity and Puttable Common Stock” for a detailed discussion of the puttable common stock.

Our net interest margin was 3.18% for the year ended December 31, 2008 compared with 2.74% for 2007, and 2.46% in 2006. Our net interest margin continued to improve due to our more favorable mix of earning assets, as originated loans replaced lower yielding purchased mortgage loans and securities.

Our efficiency ratio (calculated by dividing total noninterest expense, less amortization of intangibles, by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities and impairment write down on securities) was 72.36% for the year ended December 31, 2008 compared with 76.19% for 2007 and 75.68% in 2006. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under US GAAP. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same dollar amount of income, while a decrease indicates a more efficient allocation of resources.

Total assets increased $186.6 million, or 13.3%, to $1.6 billion as of December 31, 2008 compared to December 31, 2007. Total assets increased $64.4 million, or 4.8%, to $1.4 billion as of December 31, 2007 compared with December 31, 2006. Our loan portfolio grew $121.1 million, or 11.0%, to $1.2 billion as of December 31, 2008, and $188.9 million, or 20.8%, to $1.1 billion as of December 31, 2007. Shareholders’ equity increased $28.3 million, or 17.9%, to $185.7 million as of December 31, 2008, and $51.8 million, or 49.0%, to $157.5 million as of December 31, 2007.

Results of Operations

Net Interest Income

Our operating results are significantly impacted by net interest income, which represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is a key source of our revenue. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”

2008 vs. 2007. Net interest income increased $10.1 million, or 29.6%, to $44.3 million for the year ended December 31, 2008 compared with $34.2 million for 2007. The increase in net interest income was primarily due to a $142.5 million, or 11.4%, increase in average earning assets and a 44 basis point increase in our net interest margin to 3.18% in 2008. Average loans in 2008 increased $198.0 million, or 20.4%, compared with 2007. Consistent with our strategy, this increase in average loans was offset by a $29.7 million reduction in lower yielding securities. As a result of this shift, average loans increased to 84.1% of average earning assets for 2008 compared with 77.9% for 2007. The improvement in the margin was due to a combination of a more favorable asset mix, as we continued to replace low yielding mortgage related assets with higher yielding loans, and a steepening yield curve, which allowed us to decrease the pricing of our deposits by an average rate that was more than the decline in the average yield on our earning assets. Our net interest margin further benefited from an increase of $11.2 million, or 10.3%, in average noninterest-bearing deposits.

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

	Years Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,170,717	$73,748	6.30%	$972,760	$67,999	6.99%	$840,330	$56,753	6.75%
Mortgages held-for-sale	902	79	8.76	42,379	3,733	8.81	72,977	6,546	8.97
Securities	150,096	5,623	3.75	179,767	6,923	3.85	288,082	11,239	3.90
Federal funds sold and other	69,521	1,821	2.62	53,880	2,772	5.14	24,127	1,272	5.27

Total interest-earning assets	1,391,236	81,271	5.84	1,248,786	81,427	6.52	1,225,516	75,810	6.19
Less: Allowance for loan losses	(12,408)			(10,069)			(9,442)
Noninterest-earning assets	104,193			102,388			100,498

Total assets	$1,483,021			$1,341,105			$1,316,572

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$187,412	$2,515	1.34%	$172,701	$5,131	2.97%	$168,881	$4,220	2.50%
Money market and savings	291,749	5,759	1.97	348,567	14,756	4.23	264,219	10,457	3.96
Time deposits	461,475	19,597	4.25	380,847	18,772	4.93	361,693	15,843	4.38

Total interest-bearing deposits	940,636	27,871	2.96	902,115	38,659	4.29	794,793	30,520	3.84
Borrowings and repurchase agreements	225,969	7,781	3.44	165,647	7,029	4.24	298,907	13,378	4.48
Junior subordinated debentures	20,619	1,345	6.52	20,712	1,564	7.55	20,619	1,739	8.43

Total interest-bearing liabilities	1,187,224	36,997	3.12	1,088,474	47,252	4.34	1,114,319	45,637	4.10

Noninterest-bearing liabilities:
Noninterest-bearing deposits	120,682			109,448			87,788
Other liabilities	12,186			13,867			13,638

Total liabilities	1,320,092			1,211,789			1,215,745
Shareholders’ equity and puttable common stock	162,929			129,316			100,827

Total liabilities, shareholders’ equity and puttable common stock	$1,483,021			$1,341,105			$1,316,572

Net interest income		$44,274			$34,175			$30,173

Net interest spread (1)			2.72%			2.18%			2.09%
Net interest margin (2)			3.18%			2.74%			2.46%

(1)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to Change In		Total	Increase (Decrease) Due to Change In		Total
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest-earning assets:
Loans (net of unearned income)	$12,917	$(7,168)	$5,749	$9,200	$2,046	$11,246
Mortgages held-for-sale	(3,633)	(21)	(3,654)	(2,697)	(116)	(2,813)
Securities	(1,116)	(184)	(1,300)	(4,173)	(143)	(4,316)
Federal funds sold and other	658	(1,609)	(951)	1,531	(31)	1,500

Total increase (decrease) in interest income	$8,826	$(8,982)	$(156)	$3,861	$1,756	$5,617

Interest-bearing liabilities:
Interest checking	$405	$(3,021)	$(2,616)	$97	$814	$911
Money market and savings	(2,105)	(6,892)	(8,997)	3,529	770	4,299
Time deposits	3,641	(2,816)	825	870	2,059	2,929
Borrowings and repurchase agreements	2,242	(1,490)	752	(5,687)	(662)	(6,349)
Junior subordinated debentures	(7)	(212)	(219)	8	(183)	(175)

Total increase (decrease) in interest expense	4,176	(14,431)	(10,255)	(1,183)	2,798	1,615

Total increase (decrease) in net interest income	$4,650	$5,449	$10,099	$5,044	$(1,042)	$4,002

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

The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $29.2 million, $4.0 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006. The increase in the provision in 2008 and 2007 primarily reflects the amount we considered necessary to fund estimated losses inherent in the loan portfolio primarily as a result of the growth in the loan portfolio, changes in historical loss factors, the rise in nonperforming loans which has impacted both the specific reserves we hold as well as our general allowance and qualitative factors.

Noninterest Income

Noninterest income represented 33.50%, 47.54% and 53.76% of total revenue for the years ended December 31, 2008, 2007 and 2006. Noninterest income was $22.3 million for 2008, a decrease of $8.7 million, or 28.0%, compared with 2007. The decrease was due primarily to a decrease in mortgage banking income and a $2.0 million impairment charge for an investment acquired in connection with our Community Reinvestment Act requirements. This investment is the only one of its type in our portfolio and the value was written down to $16,000. Trust and investment management fees were approximately the same year over year as assets under management were significantly impacted by the decline in the stock market in third and fourth quarter of 2008. From December 31, 2007 to December 31, 2008, assets under management decreased 19.3%, however, most of the decline occurred in the second half of the year. The decrease in mortgage banking income was a result of our third quarter 2007 decision to stop selling second mortgage loans that we had originated into the secondary market. Given the current credit environment, we do not expect to resume sales of second mortgage loans into the secondary market in the foreseeable future. We have, to a limited extent, continued to originate and sell first mortgage loans into the secondary market. We also incurred a $550,000 loss from real estate operations due primarily to write downs of real estate held for investment. The majority of this loss was related to a residential lot in Houston.

Noninterest income decreased $4.1 million, or 11.7%, to $31.0 million for the year ended December 31, 2007 compared with $35.1 million for the year ended December 31, 2006. The decrease was primarily due to a $5.2 million, or 48.4%, decrease in mortgage banking income, partially offset by an increase in insurance commissions and fees. The decrease in mortgage banking income was due to the credit crisis. As a result, in the third quarter of 2007, we discontinued selling second mortgage loans into the secondary market because it was no longer economical for us to do so. Because the credit quality of these mortgage loans we had originated was predominantly prime and the yield attractive, we booked these loans to our residential real estate loan portfolio beginning in the third quarter of 2007. Partially offsetting the decrease in mortgage banking income was an increase in insurance commissions and fees, which rose $486,000, or 8.9%, to $5.9 million due primarily to growth in commercial lines. Other noninterest income increased $391,000 due primarily to a gain on sale of FDIC insurance credit.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Trust and investment management fees	$17,329	$17,546	$17,315
Mortgage banking	251	5,506	10,661
Insurance commissions and fees	5,681	5,942	5,456
Real estate operations	(550)	366	334
Net loss on sale of available-for-sale securities	(3)	(181)	—
Impairment write down on securities	(1,984)	—	—
Other	1,576	1,787	1,317

Total noninterest income	$22,300	$30,966	$35,083

Noninterest Expense

Noninterest expense has remained approximately unchanged for the three years ended December 31, 2008, 2007 and 2006.

Noninterest expense was $50.4 million for the year ended December 31, 2008, down $246,000, or 0.5%, compared with $50.6 million for 2007. Professional fees were higher in 2008 due primarily to an arbitration matter that was resolved and the full year’s effect of costs related to being a public company. These costs were offset by lower compensation expense, primarily incentive compensation, and reduced outside data processing expense due to lower negotiated pricing. We also incurred $737,000 for a provision for unfunded loan commitments, which was a result of our growing loan portfolio and the deteriorating economic environment. In addition, 2007 included a nonrecurring charge for early debt extinguishment which resulted from refinancing a portion of our trust preferred securities.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Compensation	$29,317	$30,117	$31,047
Non-staff expenses:
Occupancy	6,045	5,764	5,465
Equipment	1,960	2,076	2,050
Advertising and promotion	842	1,018	1,092
Outside data processing	2,970	3,479	3,253
Professional fees	3,470	2,046	1,809
Intangible amortization	749	838	955
Loss on early debt extinguishment	—	391	—
Other	5,008	4,878	4,667

Total noninterest expense	$50,361	$50,607	$50,338

Income Tax Expense

The income tax benefit was $4.9 million for the year ended December 31, 2008, compared with a provision of $3.1 million for 2007. The provision for income taxes decreased $828,000, or 21.0%, to $3.1 million for the year ended December 31, 2007, compared with $3.9 million for 2006. The change in income tax expense primarily reflects the decrease in earnings before income tax expense. The effective tax rate for the years 2008, 2007 and 2006 was 37.7%, 29.7% and 34.6%. The effective tax rate for the year 2007 reflects a $150,000 credit due to a settlement of a tax liability for interest and penalties related to a tax position that was resolved and a lower net state income tax effect.

Results of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination of transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our consolidated financial statements included in this Form 10-K. The following table presents the results of operations and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Years Ended December 31,

2008
Net interest income (expense)	$45,340	$196	$83	$(1,345)	$44,274
Provision for loan losses	29,175	—	—	—	29,175
Noninterest income	(784)	17,329	5,760	(5)	22,300
Noninterest expense	35,148	11,057	4,156	—	50,361

Earnings (loss) before income taxes	(19,767)	6,468	1,687	(1,350)	(12,962)
Income tax expense (benefit)	(7,298)	2,270	626	(486)	(4,888)

Net earnings (loss)	$(12,469)	$4,198	$1,061	$(864)	$(8,074)

Total assets as of December 31,	$1,592,933	$47,879	$6,738	$(59,706)	$1,587,844

2007
Net interest income (expense)	$35,282	$321	$136	$(1,564)	$34,175
Provision for loan losses	4,029	—	—	—	4,029
Noninterest income	7,356	17,546	6,035	29	30,966
Noninterest expense	34,022	12,194	4,000	391	50,607

Earnings (loss) before income taxes	4,587	5,673	2,171	(1,926)	10,505
Income tax expense (benefit)	1,130	1,941	744	(694)	3,121

Net earnings (loss)	$3,457	$3,732	$1,427	$(1,232)	$7,384

Total assets as of December 31,	$1,411,934	$46,270	$9,242	$(66,249)	$1,401,197

2006
Net interest income (expense)	$31,622	$218	$72	$(1,739)	$30,173
Provision for loan losses	3,491	—	—	—	3,491
Noninterest income	12,226	17,315	5,542	—	35,083
Noninterest expense	33,226	13,232	3,880	—	50,338

Earnings (loss) before income taxes	7,131	4,301	1,734	(1,739)	11,427
Income tax expense (benefit)	2,194	1,639	719	(603)	3,949

Net earnings (loss)	$4,937	$2,662	$1,015	$(1,136)	$7,478

Total assets as of December 31,	$1,342,446	$42,684	$8,231	$(56,518)	$1,336,843

Banking. Our banking segment lost $12.5 million for the year ended December 31, 2008, compared with net earnings of $3.5 million in 2007. Net interest income increased $10.1 million, or 28.5%, but was offset by a decrease in noninterest income of $8.1 million and an increase in the loan loss provision of $25.1 million. Net earnings for the year ended December 31, 2007 decreased $1.5 million, or 30.0%, compared with 2006 primarily resulting from a decline in noninterest income of $4.9 million, or 39.8%, an increase in provision for loan losses of $538,000, or 15.4%, and an increase in noninterest expense of $796,000, or 2.4%. These items more than offset the increase in net interest income of $3.7 million.

Net interest income for the year ended December 31, 2008 increased $10.1 million, or 28.5%, compared with 2007, while net interest income for 2007 increased $3.7 million, or 11.6%, compared with 2006. The increases resulted primarily from an improvement in the net interest margin and increases in earning assets. The net interest margin improved as a result of a more optimal mix of earning assets and funding liabilities. See the analysis of net interest income included in the section of this Form 10-K captioned “—Net Interest Income.”

The provision for loan losses for the year ended December 31, 2008 totaled $29.2 million compared with $4.0 million in 2007 and $3.5 million in 2006. See the analysis of the provision for loan losses included in the section of this Form 10-K captioned “—Provision for Loan Losses.”

Noninterest income for the year ended December 31, 2008 decreased $8.1 million, compared with 2007. The decrease was due primarily to lower mortgage banking income and an investment impairment. Noninterest income for the year ended December 31, 2007 decreased $4.9 million, or 39.8%, compared with 2006. This decrease was due primarily to a $5.2 million decline in mortgage banking income, which resulted from the discontinuation of second mortgage sales in the third quarter of 2007.

Noninterest expense for the year ended December 31, 2008 increased $1.1 million, or 3.3%, compared with 2007. The increase was due primarily to the $737,000 provision for unfunded loan commitments. Noninterest expense for the year ended December 31, 2007 increased $796,000, or 2.4%, compared with 2006, primarily due to additional expenses associated with opening new private client offices.

Wealth Management. Net earnings for the year ended December 31, 2008 increased $466,000, or 12.5%, compared with 2007. The rise in net earnings was due primarily to expense management. Net earnings for the year ended December 31, 2007 increased $1.1 million, or 40.2%, compared with 2006 due primarily to an increase in assets under management and a 7.8% expense reduction. Assets under management were $2.2 billion as of December 31, 2008 and $2.8 billion as of December 31, 2007, due primarily to the sharp declines in the stock market during 2008.

Noninterest income for the year ended December 31, 2008 decreased $217,000, or 1.2%, compared with 2007. The decrease was due primarily to a 19.3% decline in assets under management, which resulted from sharp declines in the stock market. Noninterest income for the year ended December 31, 2007 increased $231,000, or 1.3%, in spite of fee income lost due to the sale of certain trust related assets in June 2006. Excluding the sale, noninterest income increased $2.0 million, or 12.5%.

Noninterest expense for the year ended December 31, 2008 decreased $1.1 million, or 9.3%, compared with 2007. The decrease was due primarily to lower incentive compensation. Noninterest expense for the year ended December 31, 2007 decreased $1.0 million, or 7.8%, due primarily to reduced expenses resulting from the sale of certain trust related assets in June 2006. Excluding the aforementioned sale, noninterest expense increased $634,000, or 5.5%. Excluding the sale, the increase was due primarily to higher compensation expense due to hiring of additional staff and merit increases.

Insurance. Net earnings for the year ended December 31, 2008 decreased $366,000, or 25.6%, compared with 2007 due to a soft property and casualty market. Net earnings for the year ended December 31, 2007 increased $412,000, or 40.6%, compared with 2006, due to growth in commercial lines.

Noninterest income for the year ended December 31, 2008 decreased $275,000, or 4.6%, compared with 2007. The decrease was due primarily due to a soft property and casualty market. Noninterest income for the year ended December 31, 2007 increased $493,000, or 8.9%, compared with 2006, due primarily to increases in commercial lines.

Noninterest expense for the year ended December 31, 2008 increased $156,000, or 3.9%, compared with 2007. Noninterest expense for the year ended December 31, 2007 increased $120,000, or 3.1%, compared with 2006, due primarily to commissions paid associated with new business.

Other. Other consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on the floating rate portion of these borrowings reflected interest rate increases and decreases from 2006 through 2008. Interest expense on these borrowings decreased in 2008 and 2007 due to the refinancing of $15.5 million of the debentures in 2007. In connection with this refinance activity, we took a $391,000 charge for early debt extinguishment, which is reflected in noninterest expense.

Financial Condition

Total assets increased $186.6 million, or 13.3%, to $1.6 billion as of December 31, 2008, compared with $1.4 billion as of December 31, 2007. Our loan portfolio increased $121.1 million, or 11.0%, to $1.2 billion as of December 31, 2008 compared with $1.1 billion as of December 31, 2007. Our securities portfolio increased $28.4 million, or 19.4%, to $174.7 million as of December 31, 2008 compared with $146.3 million as of December 31, 2007. Shareholders’ equity increased $28.3 million, or 17.9%, to $185.7 million as of December 31, 2008. The increase was due primarily to the $34.0 million we received in connection with our issuance of Series A Preferred Stock and a Warrant to purchase our common stock to the U.S. Treasury in connection with our participation in the CPP, which was partly offset by the net loss for the year.

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

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these clients we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consists of commercial, commercial real estate and real estate construction loans, accounted for 44.6% of our portfolio as of December 31, 2008. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 55.4% of our loan portfolio as of December 31, 2008.

Total loans were $1.2 billion as of December 31, 2008, an increase of $121.1 million, or 11.0%, compared with loans of $1.1 billion as of December 31, 2007. The majority of loan growth occurred in residential real estate second lien, which increased $106.6 million, or 54.5%, and commercial real estate, which increased $34.9 million, or 12.6%, to $311.9 million. The majority of the loan growth, and substantially all of the growth in the residential second lien portfolio, was in Texas. The growth in the residential real estate portfolio was due primarily to management’s decision in the third quarter of 2007 to retain second mortgages in the loan portfolio rather than sell them. These loans are generally prime or near prime, secured by property located in Texas. This increase was partially offset by a $29.4 million, or 10.8%, decrease in residential first mortgage loans, due primarily to the continued run off in our purchased first mortgage portfolio. Consumer installment-indirect loans also decreased during 2008. Beginning in 2005, we stopped originating indirect automobile and boat loans. With the exception of residential mortgage or home equity lines, we do not actively seek to originate consumer loans, and most of our other consumer loans are made due to requests from clients who have a relationship with us or the potential to have a relationship. Loan growth in 2008 was less than 2007 reflecting a slower economy in our market areas. As of December 31, 2008, 2007 and 2006, loans comprised 76.7%, 78.3% and 68.0% of total assets.

Total loans increased $188.9 million, or 20.8%, to $1.1 billion as of December 31, 2007 from $908.4 million as of December 31, 2006. The majority of loan growth occurred in commercial real estate, which increased $86.5 million to $277.0 million, and residential real estate second lien, which increased $150.4 million to $195.6 million.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$135,534	11.1%	$127,583	11.6%
Commercial real estate	311,909	25.6	277,047	25.3
Real estate construction	95,668	7.9	100,975	9.2

Total commercial	543,111	44.6	505,605	46.1
Consumer:
Residential real estate first lien (1)	241,969	19.8	271,346	24.7
Residential real estate second lien (1)	302,141	24.8	195,583	17.8
Home equity lines	82,555	6.8	79,023	7.2
Consumer installment—indirect	14,409	1.2	25,262	2.3
Consumer other	34,219	2.8	20,449	1.9

Total consumer	675,293	55.4	591,663	53.9

Total loans receivable	$1,218,404	100.0%	$1,097,268	100.0%

(1)	Includes $105.6 million and $142.5 million of purchased loans as of December 31, 2008 and 2007.

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$113,526	12.5%	$98,712	12.2%	$72,479	11.0%
Commercial real estate	190,550	21.0	135,920	16.8	76,481	11.6
Real estate construction	121,848	13.4	65,055	8.1	36,651	5.5

Total commercial	425,924	46.9	299,687	37.1	185,611	28.1
Consumer:
Residential real estate first lien (1)	290,866	32.0	314,083	38.8	327,170	49.5
Residential real estate second lien (1)	45,211	5.0	18,356	2.3	16,886	2.6
Home equity lines	78,158	8.6	69,092	8.6	11,681	1.8
Consumer installment—indirect	44,360	4.9	74,314	9.2	77,067	11.6
Consumer other	23,849	2.6	32,672	4.0	42,279	6.4

Total consumer	482,444	53.1	508,517	62.9	475,083	71.9

Total loans receivable	$908,368	100.0%	$808,204	100.0%	$660,694	100.0%

(1)	Includes $152.6 million, $189.1 million and $243.7 million of purchased loans as of December 31, 2006, 2005 and 2004.

The contractual maturity ranges of our commercial and consumer loan portfolios and the amount of such loans with predetermined and adjustable interest rates in each maturity range as of dates indicated are summarized in the following table:

	December 31, 2008
	One Year or Less	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial:
Commercial	$96,593	$33,511	$5,430	$135,534
Commercial real estate	83,985	194,666	33,258	311,909
Real estate construction	68,271	13,656	13,741	95,668

Total commercial	248,849	241,833	52,429	543,111
Consumer:
Residential real estate first lien	10,857	12,720	218,392	241,969
Residential real estate second lien	1,089	1,329	299,723	302,141
Home equity lines	920	1,079	80,556	82,555
Consumer installment—indirect	921	7,611	5,877	14,409
Consumer other	31,298	2,921	—	34,219

Total consumer	45,085	25,660	604,548	675,293

Total loans receivable	$293,934	$267,493	$656,977	$1,218,404

Loans with a predetermined interest rate	$72,222	$165,029	$361,956	$599,207
Loans with an adjustable interest rate	221,712	102,464	295,021	619,197

Total loans receivable	$293,934	$267,493	$656,977	$1,218,404

As of December 31, 2008, 49.2% of our total loan portfolio carried fixed interest rates and 50.8% of our loan portfolio had adjustable interest rates. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, to decrease when current mortgage loan rates are substantially lower than rates on existing mortgages due primarily to refinancing of adjustable rate and fixed rate loans at lower rates.

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

As of December 31, 2008, the geographic concentrations of residential mortgage and home equity lines of credit by state were as follows:

	December 31, 2008
	Residential Mortgage First Lien (2)	Residential Mortgage Second Lien (2)	Home Equity Lines	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$140,686	$276,638	$31,257	$448,581	36.8%
Florida	43,130	1,957	12,148	57,235	4.7
Colorado	4,698	8,402	32,573	45,673	3.7
California	16,724	2,761	2,692	22,177	1.8
Other (1)	36,731	12,383	3,885	52,999	4.4

Total	$241,969	$302,141	$82,555	$626,665	51.4%

(1)	Loans in any other individual state do not exceed 1.0% of total loans.
(2)	Includes $105.6 million of purchased loans with $18.4 million located in Texas, $29.9 million in Florida, $4.7 million in Colorado and $16.8 million in California.

Changes in real estate values and underlying economic or market conditions for these areas are monitored regularly. Subprime loans, defined as loans in which the borrower has a FICO score of less than 620 at origination, amounted to $16.6 million at December 31, 2008. As of December 31, 2008, approximately 12.8% of our total loans consisted of residential real estate loans and home equity lines of credit that include an interest only feature as a part of the loan terms. All of these loans are considered to be prime or near prime.

We originate commercial real estate and real estate construction loans primarily to clients in our market areas in Texas and southwest Florida, and a significant portion of the property collateralizing our commercial real estate and real estate construction loans is located in these areas. Approximately 25.1% of commercial real estate loans and real estate construction loans are loans to owner occupants. In certain circumstances, these loans may be collateralized by property outside of Texas or Florida.

The following tables set forth, as of December 31, 2008, our commercial real estate loans and real estate construction loans based on the state where the property is located and based on the type of property collateralizing such loans:

	December 31, 2008
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$162,181	$71,177	$233,358	19.2%
Florida	130,872	21,596	152,468	12.5
Other (1)	18,856	2,895	21,751	1.8

Total	$311,909	$95,668	$407,577	33.5%

(1)	Loans in any other individual state do not exceed 0.7% of total loans.

	December 31, 2008
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
1-4 family structures	$—	$54,141	$54,141	4.4%
Retail	78,052	17,582	95,634	7.9
Office building	70,888	14,634	85,522	7.0
Land	55,232	—	55,232	4.5
Industrial and warehouse	42,562	8,661	51,223	4.2
1-4 family land	28,888	—	28,888	2.4
Condominium	—	—	—	—
Multi-family	11,647	250	11,897	1.0
Other	24,640	400	25,040	2.1

Total	$311,909	$95,668	$407,577	33.5%

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

Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the loan portfolio. The entire balance of an account is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Loans 90 days past due, the majority of which are nonperforming loans, totaled $31.2 million as of December 31, 2008, compared with $13.4 million as of December 31, 2007 and $9.5 million as of December 31, 2006. The ratio of nonperforming loans and loans 90 days past due and still accruing to total loans was 2.56% as of December 31, 2008, compared with 1.22% as of December 31, 2007 and 1.05% as of December 31, 2006. The increase from 2007 to 2008 was due primarily to residential construction loans in Houston and commercial real estate loans in Florida. The increase from 2006 to 2007 was due primarily to a loan in the amount of $6.3 million to a Texas law firm and a $1.5 million construction loan in Houston.

We generally place a loan on nonaccrual status and cease to accrue interest when the loan becomes 90 days past due or when loan payment performance is deemed uncertain, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. We are sometimes required to revise the interest rate or repayment terms in a troubled debt restructuring. If interest on nonaccrual loans as of December 31, 2008 had been accrued under the original loan terms, approximately $2.0 million would have been recorded as income during 2008, compared with interest payments of $1.5 million actually recorded during 2008.

We generally obtain appraisals on loans categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for loan losses. We record real estate acquired through foreclosure at fair value at the time of acquisition, less estimated costs to sell the property, establishing a new cost basis. Subsequent to foreclosure, we carry the properties at the lower of cost or market value less costs to sell.

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Nonaccrual loans	$30,531	$11,208	$9,411	$3,064	$2,760
Accruing loans past due 90 days or more	646	2,183	96	420	1,500
Restructured loans (1)	—	—	—	—	—

Total nonperforming loans	31,177	13,391	9,507	3,484	4,260
Investment in real estate	2,781	835	235	1,084	1,852

Total nonperforming assets	$33,958	$14,226	$9,742	$4,568	$6,112

Nonperforming assets to total loans and investment in real estate	2.78%	1.30%	1.07%	0.56%	0.92%

(1)	All troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $34.0 million, $14.2 million and $9.7 million as of December 31, 2008, 2007 and 2006. Our ratio of nonperforming assets to total loans and investment in real estate was 2.78% and 1.30% as of December 31, 2008 and 2007. Nonperforming assets were impacted by the resolution of a $6.3 million loan to a Houston law firm during the second quarter of 2008. However, this reduction was offset by several commercial real estate loans in Florida totaling $10.3 million, two commercial loans to professionals in Houston totaling $4.0 million and two residential construction loan relationships in Houston totaling $7.2 million being placed on nonaccrual status. The increase in nonaccrual loans in 2007 was primarily attributable to purchased residential mortgages and three commercial loans. The increase in nonaccrual loans in 2006 was attributable primarily to one loan to a law firm in the amount of $6.3 million, which was resolved in 2008. Loans 90 days past due or more and still accruing were $646,000 at December 31, 2008, compared with $2.2 million at December 31, 2007. Investment in real estate was $2.8 million at December 31, 2008 compared with $835,000 at December 31, 2007, a $1.9 million increase due primarily to repossession of residential real estate in Houston.

As of December 31, 2008, 2007 and 2006, investment in real estate was comprised primarily of real estate acquired in settlement of loans. As of December 31, 2005 and 2004, investment in real estate was comprised primarily of branch locations that were purchased but not used and decreased during these periods as the result of sales of such locations.

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

Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. Loans classified as “loss” are those loans that are in the process of being charged off. Once a loan is deemed uncollectible as contractually agreed, the loan is charged off either partially or in full against the allowance for loan losses.

As of December 31, 2008, we had $79.3 million of loans classified as substandard, $715,000 classified as doubtful and none classified as loss. As of December 31, 2008, we had specific allocations of $9.5 million in the allowance for loan losses related to these classified loans. As of December 31, 2007, we had $11.4 million of loans classified as substandard, $6.9 million classified as doubtful and none classified as loss. As of December 31, 2007, we had specific allocations of $2.6 million in the allowance for loan losses related to these classified loans. The change in specific reserve from 2007 to 2008 reflects the rise in nonperforming assets which is a result of the deteriorating economic environment.

Allowance for Loan Losses

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level which we believe is adequate to absorb all estimated losses on loans inherent in the loan portfolio. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged-off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of the allowance for loan losses, our results of operations could be adversely affected.

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

We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, we consider factors such as our historical loan loss experience, the experience, ability and effectiveness of our lending management and staff, the effectiveness of our loan policies, procedures and internal controls, strategic initiatives, the composition and concentrations of credit, underlying collateral values, nonperforming and loan classification trends, the effectiveness of the internal loan review function and general economic conditions. Our emphasis on continued growth of our loan portfolio through the origination of commercial and commercial real estate loans has been one of the more significant factors we have taken into account in evaluating the general reserve. Based on these factors, we apply estimated percentages to the various categories of loans, not including any loan that has a specific reserve allocated to it, based on our historical experience, portfolio trends and economic and industry trends. We use this information to set the general reserve portion of the allowance for loan losses at a level we deem prudent.

Prior to 2007, we maintained an unallocated component within our allowance for loan losses based on additional risks of losses that were not quantified precisely or attributed to particular loans or types of loans. During 2007, we revised our allowance methodology to provide for a more specific allocation of reserves. As of December 31, 2008 and 2007, all of the allowance for loan losses was allocated to specific loan categories based on the factors discussed above and therefore no unallocated allowance remained at those dates. This compares with an unallocated portion of $209,000, or 2.3% of the total allowance, as of December 31, 2006.

Based on an evaluation of the loan portfolio, we present a quarterly review of the allowance for loan losses to Encore Bank’s asset classification committee and our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $25.1 million as of December 31, 2008 compared with $11.2 million as of December 31, 2007 and $9.1 million as of December 31, 2006. These increases primarily reflect the growth in the loan portfolio, changes in historical loss factors, the rise in nonperforming loans which has impacted both the specific reserves we hold as well as our general allowance, the deteriorating economic environment and, other qualitative factors.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Average loans outstanding	$1,170,717	$972,760	$840,330	$747,079	$626,225

Total loans outstanding at end of year	$1,218,404	$1,097,268	$908,368	$808,204	$660,694

Allowance for loan losses at beginning of year	$11,161	$9,056	$8,719	$7,658	$5,604
Charge-offs:
Commercial:
Commercial	(8,601)	(62)	(1,488)	—	—
Commercial real estate	(1,527)	—	—	—	—
Real estate construction	(830)	(79)	—	—	—

Total commercial	(10,958)	(141)	(1,488)	—	—
Consumer:
Residential real estate first lien	(634)	(191)	(97)	(63)	(210)
Residential real estate second lien	(1,323)	(759)	(113)	(263)	(107)
Home equity lines	(1,813)	(334)	(236)	(12)	—
Consumer installment—indirect	(1,016)	(962)	(1,362)	(1,491)	(663)
Consumer other	(80)	(226)	(558)	(701)	(757)

Total consumer	(4,866)	(2,472)	(2,366)	(2,530)	(1,737)

Total charge-offs	(15,824)	(2,613)	(3,854)	(2,530)	(1,737)

Recoveries:
Commercial:
Commercial	139	46	—	—	—
Commercial real estate	6	—	—	—	—
Real estate construction	—	—	—	—	—

Total commercial	145	46	—	—	—

Consumer:
Residential real estate first lien	41	34	79	39	303
Residential real estate second lien	130	178	108	59	148
Home equity lines	9	43	1	1	—
Consumer installment—indirect	139	294	405	147	64
Consumer other	129	94	107	147	117

Total consumer	448	643	700	393	632

Total recoveries	593	689	700	393	632

Net charge-offs	(15,231)	(1,924)	(3,154)	(2,137)	(1,105)

Provision for loan losses	29,175	4,029	3,491	3,198	3,159

Allowance for loan losses at end of year	$25,105	$11,161	$9,056	$8,719	$7,658

Ratio of net charge-offs to average loans	1.30%	0.20%	0.38%	0.29%	0.18%
Ratio of allowance for loan losses to year end loans	2.06%	1.02%	1.00%	1.08%	1.16%
Ratio of allowance for loan losses to nonperforming loans	80.52%	83.35%	95.26%	250.26%	179.77%

Net charge-offs for 2008 were $15.2 million, or 1.30% of average total loans, compared with $1.9 million, or 0.20% of average total loans in 2007. The decline in real estate prices that began in 2007 on the east and west coast of the United States developed into a recession that spread across the United States as 2008 progressed. Our markets in southwest Florida, and to a lesser degree, Houston, were impacted by this recession. Commercial net charge-offs in 2008 include a $6.0 million charge-off for a loan to a professional and a $2.1 million partial charge-off of a $6.3 million loan to a Houston law firm. Commercial real estate net charge-offs included several loans, primarily in Florida. Real estate construction net charge-offs consisted of multiple small loans primarily related to residential construction in Houston. The residential real estate first lien net charge-offs were primarily related to our purchased loan portfolio. The residential real estate second lien net charge-offs grew at approximately the same rate as our loan portfolio. The growth in net charge-offs in the home equity line of credit portfolio was primarily related to loans in California and Florida. However, as of January 2008 we no longer originated home equity lines of credit in California.

For the years 2004 to 2007, many of our net charge-offs were related to consumer installment-indirect loans, a line of business that we discontinued in 2005, although we will continue to hold these types of loans until they are repaid. The higher level of charge-offs is reflected in the pricing of these loans. We began originating commercial loans in 2002, and until 2006, we did not have any charge-offs of such loans. The $1.5 million commercial loan charge-off in 2006 was related to one loan to a law firm in Houston.

Allocated Allowance for Loan Losses. The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans. The allowance allocation changed from 2007 to 2008 due to the growth of the loan portfolio and the deteriorating economic conditions. Specifically, we increased our allowance for loan losses for all commercial loan types to reflect the deteriorating economic environment and loss history. We increased our allowance for loan losses for second lien loans and lines of credit due to significant growth in the portfolio of these loans and the worsening recession.

	December 31,
	2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial:
Commercial	$8,652	11.1%	$4,107	11.6%
Commercial real estate	7,712	25.6	3,090	25.3
Real estate construction	2,930	7.9	1,190	9.2

Total commercial	19,294	44.6	8,387	46.1
Consumer:
Residential real estate first lien	1,397	19.8	1,086	24.7
Residential real estate second lien	2,757	24.8	782	17.8
Home equity lines	1,153	6.8	308	7.2
Consumer installment—indirect	318	1.2	404	2.3
Consumer other	186	2.8	194	1.9

Total consumer	5,811	55.4	2,774	53.9
Unallocated	—	—	—	—

Total allowance for loan losses	$25,105	100.0%	$ 11,161	100.0%

	December 31,
	2006		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial:
Commercial	$6,486	12.5%	$4,588	12.2%	$4,395	11.0%
Commercial real estate	368	21.0	1,323	16.8	757	11.6
Real estate construction	312	13.4	285	8.1	102	5.5

Total commercial	7,166	46.9	6,196	37.1	5,254	28.1
Consumer:
Residential real estate first lien	176	32.0	467	38.8	483	49.5
Residential real estate second lien	74	5.0	27	2.3	61	2.6
Home equity lines	104	8.6	86	8.6	11	1.8
Consumer installment—indirect	864	4.9	1,399	9.2	1,087	11.6
Consumer other	463	2.6	544	4.0	762	6.4

Total consumer	1,681	53.1	2,523	62.9	2,404	71.9
Unallocated	209	—	—	—	—	—

Total allowance for loan losses	$9,056	100.0%	$8,719	100.0%	$7,658	100.0%

We believe that the allowance for loan losses as of December 31, 2008 is adequate to cover estimated losses inherent in the portfolio as of such date. The estimate of losses represented by the allowance is subject to change as more information becomes known. Future losses, which could vary greatly in amount, will be recognized through future loan loss provisions in the period in which such losses are determined.

Investment Securities

Securities within the securities portfolio are classified as held-to-maturity, available-for-sale or trading based on the intent and objective of the investment and the ability to hold to maturity. As of December 31, 2008, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities or are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity called other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $78.8 million as of December 31, 2008 compared with $12.2 million as of December 31, 2007 and $83.7 million as of December 31, 2006. The increase was primarily due to support liquidity and collateral needs. As of December 31, 2008, $72.6 million, or 92.1%, of the available-for-sale securities were invested in mortgage-backed securities, compared with $3.8 million, or 31.2%, as of December 31, 2007. The remainder of the available-for-sale portfolio was invested primarily in securities to support our Community Reinvestment Act obligations.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity are classified as held-to-maturity. Held-to-maturity securities decreased to $95.9 million as of December 31, 2008 compared with $134.1 million as of December 31, 2007 and $172.6 million as of December 31, 2006, due primarily to pay downs of such securities. All of the securities in the held-to-maturity category were mortgage-backed securities.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$71,897	$712	$—	$72,609
Other securities	6,218	49	(60)	6,207

Total	$78,115	$761	$(60)	$78,816

Held-to-maturity:
Mortgage-backed securities	$95,875	$1,057	$(4)	$96,928

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$3,910	$—	$ (101)	$3,809	$76,904	$95	$(1,814)	$75,185
Other securities	8,354	51	(7)	8,398	8,547	36	(67)	8,516

Total	$12,264	$51	$ (108)	$12,207	$85,451	$131	$(1,881)	$83,701

Held-to-maturity:
Mortgage-backed securities	$134,056	$179	$ (781)	$133,454	$172,555	$36	$(5,202)	$167,389

During the fourth quarter of 2008, we recorded a $2.0 million impairment charge on an investment security we originally acquired to satisfy our Community Reinvestment Act requirements. This security is the only one of its type in our investment portfolio and we wrote the value down to $16,000.

Certain investment securities are valued at less than their historical cost. We believe these decreases in market valuation, which relate to primarily two investment grade trust preferred securities, resulted primarily from recent disruptions in the credit markets which has affected all credit markets. We have the ability and intent to hold these securities until there is a recovery in fair value and management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in results of operations in the period the other-than-temporary impairment is identified.

As of December 31, 2008, we had net unrealized gains of $1.8 million compared with net unrealized losses of $659,000 as of December 31, 2007. The $2.4 million decrease in net unrealized losses was primarily due to falling interest rates. As of December 31, 2007, we had net unrealized losses of $659,000 in the securities portfolio compared with net unrealized losses of $6.9 million as of December 31, 2006. The $6.3 million decrease in net unrealized losses was primarily attributable to changes in market interest rates from December 31, 2006 to December 31, 2007.

Mortgage-backed securities (MBSs) are securities that have been developed by pooling a number of real estate mortgages and are principally issued by “quasi-federal” agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. These two issuers were recently taken over by the federal government and as a result, we believe the federal government will honor the obligations of these two companies. Other MBSs are issued by Ginnie Mae, which is a Federal agency, and are guaranteed by the U.S. government.

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

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2008. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	December 31, 2008
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$9,540	5.98%	$62,357	4.53%	$71,897	4.72%
Other securities	—	—	—	—	—	—	535	7.84	535	7.84
Held-to-maturity:
Mortgage-backed securities	3,967	4.42	67,423	3.25	—	—	24,485	4.22	95,875	3.55

Total	$3,967	4.42%	$67,423	3.25%	$9,540	5.98%	$87,377	4.47%	168,307	4.06

Equity securities									5,683	—

Total securities									$173,990	3.93%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. A third party analysis of our MBSs as of December 31, 2008 shows the estimated average lives for fixed MBSs to be 1.10 years and for adjustable MBSs to be 4.04 years. The estimated average life will change if interest rates change. The estimated average life of the total securities portfolio was 2.52 years as of December 31, 2008.

Goodwill and Other Intangible Assets

SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 also addresses the accounting for goodwill and other intangible assets subsequent to their acquisition and provides that intangible assets with finite useful lives should continue to be amortized and that goodwill and intangible assets with indefinite lives should no longer be amortized, but rather, be tested annually for impairment. Based on our goodwill impairment test as of December 31, 2008, we do not believe any of our goodwill is impaired. In addition, as of December 31, 2008, we tested the useful lives of our other intangible assets and determined that there has not been any significant change in the original estimated useful lives.

The change in our carrying amount of goodwill for the years ended December 31, 2008 and 2007 is as follows:

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Balance, beginning	$27,942	$27,869
Goodwill from acquisitions	33	73
Adjustment to purchase price (1)	(102)	—

Balance, ending	$27,873	$27,942

(1)	Income tax contingency related to the acquisition of Encore Trust.

Deposits

Deposits are our primary source of funds and we rely on our private client offices to attract and retain those deposits. We offer a variety of products, which consist of noninterest-bearing and interest-bearing checking accounts, money market and savings accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. From time to time, we also purchase brokered deposits. Our deposits averaged $1.1 billion for the year ended December 31, 2008, $1.0 billion for 2007 and $882.6 million for 2006.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. The change in cost of our deposits reflects the impact of the increase or decrease in short term rates, such as the Federal Funds rate or the London Inter Bank Offered Rate. Because of the competitive nature of the market for deposits, our rates tend to follow these benchmarks closely. In addition, we have experienced rapid loan growth in recent years, and have at times offered special deposit products or attractive rates to fund this loan growth. The average cost of deposits, including noninterest-bearing deposits, for the year ended December 31, 2008 was 2.63% compared with 3.82% for the year ended December 31, 2007. The decrease in average cost of deposits was primarily due to falling interest rates.

As of December 31, 2008, core deposits were $770.0 million, or 69.9%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 30.1% of total deposits. As of December 31, 2008, total deposits increased to $1.1 billion from year end 2007, an increase of $59.4 million, or 5.7%. During this time period, the mix of deposits changed as noninterest-bearing deposits increased $25.3 million to $131.7 million, or 23.8%, and interest checking, money market and savings and time deposits increased $34.1 million to $969.1 million, or 3.6%. The increase in noninterest-bearing deposits was primarily due to growth in commercial clients in Houston and the increase in interest-bearing deposits was primarily due to time deposits in Houston.

As of December 31, 2007, total deposits increased to $1.0 billion from year end 2006, an increase of $10.6 million, or 1.0%.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$120,682	—%	$109,448	—%	$87,788	—%
Interest checking	187,412	1.34	172,701	2.97	168,881	2.50
Money market and savings	291,749	1.97	348,567	4.23	264,219	3.96
Time deposits less than $100,000	195,321	4.39	175,393	4.86	171,390	4.23

Core deposits	795,164	2.12	806,109	3.52	692,278	3.17

Time deposits $100,000 and greater	239,696	4.25	192,234	5.02	176,461	4.49
Brokered deposits	26,458	3.15	13,220	4.54	13,842	4.80

Total deposits	$1,061,318	2.63%	$1,011,563	3.82%	$882,581	3.46%

The following table sets forth the amount of our time deposits as of December 31, 2008 that are $100,000 and greater by time remaining until maturity:

December 31, 2008
(dollars in thousands)
Three months or less	$53,142
Over three months through six months	49,990
Over six months through one year	115,599
Over one year	56,172

Total	$274,903

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

Our borrowings and repurchase agreements were $272.0 million as of December 31, 2008. The outstanding balance as of December 31, 2008 includes $210.0 million in long term FHLB advances ($95.0 million of which have various call dates prior to the maturity date) and $62.0 million in repurchase agreements with clients. Additionally, as of December 31, 2008 we had $62,000 in notes payable related to the acquisition of the insurance agency. These notes have an interest rate of 5.0% and mature in 2009.

We increased our borrowings and repurchase agreements $98.6 million, or 56.9%, to $272.0 million as of December 31, 2008 from $173.4 million as of December 31, 2007. The increase was due primarily to the addition of long term FHLB advances to fund the growth in our residential second mortgage portfolio.

The following table summarizes our outstanding borrowings and repurchase agreements at the dates indicated:

	As of and for the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Ending balance	$272,026	$173,395	$171,732
Average balance for the year	225,969	165,647	298,907
Maximum month end balance during the year	272,026	173,395	378,323

Average interest rate for the year	3.44%	4.24%	4.48%
Weighted average interest rate at the end of the year	3.12%	3.95%	4.27%

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

As of December 31, 2008, we had two issues of junior subordinated debentures outstanding totaling $20.6 million as follows:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of December 31, 2008	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	4.82%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85% (2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from the issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

The trust preferred securities issued by the trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that we can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective on March 31, 2009. As of December 31, 2008, the new rules would not have affected the amount of trust preferred securities that we may include in our Tier 1 capital.

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

Liquidity

Our liquidity represents our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers also affect our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the years ended December 31, 2008 and 2007, our average deposits were $1.1 billion, or 71.6% of average total assets, and $1.0 billion, or 75.4% of average total assets.

At December 31, 2008, we had approximately $95.0 million in short term investments and $78.8 million in securities available-for-sale, which together represented 10.9% of our balance sheet. Funds are also available from borrowings from the FHLB pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities) and repurchase agreements. As of December 31, 2008, we had $93.6 million in available credit from the FHLB. We monitor our liquidity closely through balance sheet analysis as well as cash flow projections to ensure that we have adequate liquidity to meet our obligations.

We develop and maintain a contingency funding plan for our liquidity position. This plan provides an operating framework to manage our liquidity position under various operating circumstances and allows us to ensure that we would be able to operate through a period of stress when access to normal sources of funding is constrained. The plan outlines sources and quantity of liquidity, highlights actions and procedures for managing through a problem period and defines roles and responsibilities. This plan is reviewed and approved annually by our Asset Liability Committee (ALCO) and the board of directors.

The primary source of our parent company funding has been dividends from our subsidiary bank, the payment of which is subject to bank regulatory limitations. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to us. However, the parent company maintains excess liquidity that would be sufficient to fully fund the parent company and nonbank affiliate operations for an extended period should funding from the bank be interrupted.

Shareholders’ Equity and Puttable Common Stock

Shareholders’ equity increased $28.3 million, or 17.9%, to $185.7 million as of December 31, 2008, compared with $157.5 million as of December 31, 2007. Our ratio of average shareholders’ equity to average assets increased to 10.99% as of December 31, 2008 compared with 9.64% as of December 31, 2007. The increase was due primarily to the $34.0 million we received from our participation in the CPP, which was partly offset by the net loss for the year.

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

In July 2007, we completed our initial public offering of 1,904,761 shares of our common stock at $21.00 per share. In August 2007, our underwriters exercised their over-allotment option for an additional 285,714 shares of our common stock, also at $21.00 per share. Our net proceeds, including the over-allotment shares, were $41.4 million. On December 5, 2008 in connection with our participation in the CPP, we issued and sold to the U.S. Treasury (i) 34,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share, and (ii) a Warrant to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash. In addition, we raised capital through the issuance of junior subordinated debentures in connection with trust preferred securities issuances by various non-consolidated statutory trust subsidiaries in September 2003 and April 2007. This capital is available for general corporate purposes, including loan and deposit growth.

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

Each of the federal bank regulatory agencies has established minimum capital adequacy and leverage capital requirements for banking organizations. Since the conversion of Encore Bank to a national bank on March 30, 2007, Encore Bank is subject to the capital adequacy requirements of the OCC and we, as a financial holding company, are subject to the capital adequacy requirements of the Federal Reserve. As of the most recent notification from the OCC, Encore Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized” Encore Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table below. There are no conditions or events since that notification that we believe have changed Encore Bank’s capital position. We intend that Encore Bank will maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the OCC.

The following table presents capital amounts and ratios for us and Encore Bank as of December 31, 2008:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$172,927	11.61%	$59,567	4.00%	$	N/A	N/A
Tier 1 risk-based	172,927	14.58	47,448	4.00		N/A	N/A
Total risk-based	187,890	15.84	94,896	8.00		N/A	N/A
Encore Bank, N.A.
Leverage (1)	$120,150	8.08%	$59,463	4.00%		$74,329	5.00%
Tier 1 risk-based	120,150	10.16	47,308	4.00		70,962	6.00
Total risk-based	135,051	11.42	94,616	8.00		118,270	10.00

(1)	As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank have a leverage ratio of at least 7.75% as of December 31, 2008.

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

Encore Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank meet certain additional capital requirements for 2007 and 2008. Specifically, for 2008, Encore Bank was required to have a leverage ratio of at least 7.75% as of December 31, 2008. As of December 31, 2008, Encore Bank’s leverage ratio was 8.08%.

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

We actively manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our ALCO. The ALCO, which is composed primarily of senior officers of Encore Bank, has the responsibility for ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. On a regular basis, the ALCO monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.

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

Our interest sensitivity profile was liability sensitive as of December 31, 2008. Given an instantaneous 100 basis point increase in rates that was sustained for 12 months, our base net interest income would decrease by an estimated 2.3% for the year ended December 31, 2008. Given a 200 basis point increase in interest rates for the same period, our base net interest income would decrease by an estimated 5.2% for the year ended December 31, 2008. Given that interest rates are near zero, we did not run an instantaneous downward shock.

We also manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of interest-earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we have. From time to time, we may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts, or forward delivery contracts to reduce interest rate risk. As of December 31, 2008, we had no hedging instruments.

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

The following table sets forth our interest rate sensitivity analysis as of December 31, 2008:

	Volumes Subject to Repricing Within
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Non-Rate Sensitive	Total Balance
	(dollars in thousands)
Interest-earning assets:
Loans	$434,803	$55,279	$54,510	$100,238	$121,026	$291,522	$159,665	$1,361	$1,218,404
Securities	28,303	2,290	4,589	13,169	69,254	53,865	3,417	(196)	174,691
Other interest-earning assets	104,692	—	—	—	—	—	—	—	104,692

Total interest-earning assets	567,798	57,569	59,099	113,407	190,280	345,387	163,082	1,165	1,497,787
Interest-bearing liabilities:
Interest checking, money market and savings	449,955	—	—	—	—	—	—	—	449,955
Time deposits	49,473	77,204	84,598	188,183	54,810	64,865	—	—	519,133
FHLB advances	25,000	60,000	—	—	10,000	112,000	2,985	—	209,985
Borrowings and repurchase agreements	61,995	31	15	—	—	—	—	—	62,041
Junior subordinated debentures	—	5,155	—	—	—	15,464	—	—	20,619

Total interest-bearing liabilities	586,423	142,390	84,613	188,183	64,810	192,329	2,985	—	1,261,733

Interest rate sensitivity gap	$(18,625)	$(84,821)	$(25,514)	$(74,776)	$125,470	$153,058	$160,097	$1,165	$236,054

Cumulative interest rate sensitivity gap	$(18,625)	$(103,446)	$(128,960)	$(203,736)	$(78,266)	$74,792	$234,889

Cumulative interest rate sensitive assets to rate sensitive liabilities	96.8%	85.8%	84.1%	79.7%	92.7%	105.9%	118.6%
Cumulative gap as a percent of total earning assets	(1.2)%	(6.9)%	(8.6)%	(13.6)%	(5.2)%	5.0%	15.7%

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

Contractual Obligations

The following table presents the payments due by period for our contractual obligations (other than deposit obligations) as of December 31, 2008:

	Payments Due in:
	2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(dollars in thousands)
Operating leases	$2,909	$5,288	$3,540	$4,185	$15,922
FHLB advances	—	17,000	95,000	97,985	209,985
Other borrowed funds	62,041	—	—	—	62,041
Junior subordinated debentures	—	—	—	20,619	20,619

Total	$64,950	$22,288	$98,540	$122,789	$308,567

FHLB advances totaling $95.0 million have various call dates prior to the maturity date.

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

Our commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2008 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Payments Due in:
	2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(dollars in thousands)
Standby letters of credit	$2,440	$569	$456	$—	$3,465
Commitments to extend credit	127,862	11,880	13,716	35,342	188,800

Total	$130,302	$12,449	$14,172	$35,342	$192,265

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Grant Thornton LLP, an independent registered accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and issued an audit report thereon, which is included in this Annual Report on Form 10-K.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Encore Banchshares, Inc.

We have audited Encore Bancshares, Inc.’s (a Texas Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Encore Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Encore Bancshares, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of Encore Bancshares, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Encore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Bancshares, Inc. (a Texas Corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flow for the three years in the period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Houston, Texas

March 16, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board of Directors—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders (the 2009 Proxy Statement) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The information required by this Item is incorporated herein by reference under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2009 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. We will furnish a copy of any exhibit to shareholders upon written request to Encore Bancshares, Inc. and payment of a reasonable fee.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit (1)	Description
2.1	Stock Purchase Agreement, dated as of September 21, 2004, by and among Encore Bancshares, Inc., National Fiduciary Services, N.A., Memorial Funding, Inc. and William E. and Kathleen Mercer (incorporated herein by reference to Exhibit 2.2 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement))

2.2	Amendment to Stock Purchase Agreement, dated as of March 15, 2005, by and among Encore Bancshares, Inc., National Fiduciary Services, N.A., Memorial Funding, Inc. and William E. and Kathleen Mercer (incorporated herein by reference to Exhibit 2.3 to the S-1 Registration Statement)

2.3	Agreement and Plan of Reorganization, dated as of August 29, 2005, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.4 to the S-1 Registration Statement)

2.4	First Amendment to Agreement and Plan of Reorganization, dated July 28, 2006, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.5 to the S-1 Registration Statement)

2.5	Second Amendment to Agreement and Plan of Reorganization, dated March 30, 2007, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to the S-1 Registration Statement)

2.6	Stock Purchase Agreement, dated June 28, 2006, by and among Regions Bank, Encore Trust Company and RF Trust Company, Inc. (incorporated herein by reference to Exhibit 2.7 to the S-1 Registration Statement)

2.7	Agreement and Plan of Merger, dated as of June 1, 2007, by and between Encore Trust Company, N.A. and Encore Bank, N.A. (incorporated herein by reference to Exhibit 2.8 to the S-1 Registration Statement)

2.8	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between Encore Bancshares, Inc. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the S-1 Registration Statement)

Exhibit (1)	Description
3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement)

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement)

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement)

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

10.1†	Encore Bancshares, Inc. 2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the S-1 Registration Statement)

10.2†	Form of Encore Bancshares, Inc. Stock Option Award Terms and Conditions and corresponding notice (incorporated herein by reference to Exhibit 10.2 to the S-1 Registration Statement)

10.3†	Form of Encore Bancshares, Inc. Restricted Stock Award Agreement and corresponding notice (incorporated herein by reference to Exhibit 10.3 to the S-1 Registration Statement)

10.4†	Encore Bancshares, Inc. 2008 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-150996 (the S-8 Registration Statement))

10.5†	Form of Encore Bancshares, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the S-8 Registration Statement)

10.6†	Form of Encore Bancshares, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 to the S-8 Registration Statement)

10.7†	Form of Encore Bancshares, Inc. Employee Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.5 to the S-8 Registration Statement)

10.8†	Form of Encore Bancshares, Inc. Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.6 to the S-8 Registration Statement)

10.9†	Executive Employment Agreement dated April 7, 2008 between William Reed Moraw and Town & Country Insurance Agency, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.10†	Amended and Restated Letter Change-in-Control Agreement dated July 16, 2007 between James S. D’Agostino, Jr. and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.14 to the S-1 Registration Statement)

10.11†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between J. Harold Williams and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.15 to the S-1 Registration Statement)

10.12†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between G. Walter Christopherson and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.16 to the S-1 Registration Statement)

Exhibit (1)	Description

10.13†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between Heidi L. Davis and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.17 to the S-1 Registration Statement)

10.14†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between George F. Williams and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.18 to the S-1 Registration Statement)

10.15†	Amended and Restated Letter Employment Agreement dated July 16, 2007 between Daniel J. Linscomb and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.19 to the S-1 Registration Statement)

10.16†	Amended and Restated Letter Change-in-Control Agreement dated July 16, 2007 between L. Anderson Creel and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.20 to the S-1 Registration Statement)

10.17†	Amended and Restated Letter Change-in-Control Agreement dated July 16, 2007 between Robert D. Mrlik and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement)

10.18†	Amended and Restated Letter Change-in-Control Agreement dated July 16, 2007 between Thomas Ray and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.22 to the S-1 Registration Statement)

10.19†	Form of Indemnity Agreement with directors of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.20†	Form of Indemnity Agreement with directors of Encore Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.21†	Form of Executive Compensation Letter Agreement with senior executive officers of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.3 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

21.1*	List of Subsidiaries of Encore Bancshares, Inc.

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	Encore Bancshares, Inc. has other long term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. We hereby agree to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BANCSHARES, INC.
(Registrant)
Dated: March 16, 2009	By:	/s/ James S. D’Agostino, Jr.
James S. D’Agostino, Jr. Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ L. Anderson Creel L. Anderson Creel	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2009

/s/ G. Walter Christopherson G. Walter Christopherson	Director	March 16, 2009

/s/ Charles W. Jenness Charles W. Jenness	Director	March 16, 2009

/s/ John Bryan King John Bryan King	Director	March 16, 2009

/s/ Walter M. Mischer, Jr. Walter M. Mischer, Jr.	Director	March 16, 2009

/s/ Edwin E. Smith Edwin E. Smith	Director	March 16, 2009

/s/ Eugene H. Vaughan Eugene H. Vaughan	Director	March 16, 2009

/s/ David E. Warden David E. Warden	Director	March 16, 2009

/s/ Steven A. Webster Steven A. Webster	Director	March 16, 2009

/s/ Randa Duncan Williams Randa Duncan Williams	Director	March 16, 2009

ENCORE BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the consolidated balance sheets of Encore Bancshares, Inc. (a Texas corporation) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Houston, Texas

March 16, 2009

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$23,044	$18,817
Interest-bearing deposits in banks	91,459	18,581
Federal funds sold and other temporary investments	3,549	41,017

Cash and cash equivalents	118,052	78,415
Securities available-for-sale, at estimated fair value	78,816	12,207
Securities held-to-maturity, at amortized cost	95,875	134,056
Mortgages held-for-sale	150	1,396
Loans receivable	1,218,404	1,097,268
Allowance for loan losses	(25,105)	(11,161)

Net loans receivable	1,193,299	1,086,107
Federal Home Loan Bank of Dallas stock, at cost	9,534	5,880
Investment in real estate	2,781	835
Premises and equipment, net	17,362	16,831
Goodwill	27,873	27,942
Other intangible assets, net	6,031	6,780
Cash surrender value of life insurance policies	14,686	14,091
Accrued interest receivable and other assets	23,385	16,657

	$1,587,844	$1,401,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$131,709	$106,382
Interest-bearing	969,088	934,992

Total deposits	1,100,797	1,041,374
Borrowings and repurchase agreements	272,026	173,395
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,660	8,330

Total liabilities	1,402,102	1,243,718
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at December 31, 2008; aggregate liquidation preference of $34,127	28,461	—
Common stock, $1 par value, 50,000 shares authorized; 10,247 shares at December 31, 2008 and 10,128 shares at December 31, 2007 issued	10,247	10,128
Additional paid-in capital	115,489	108,173
Retained earnings	31,523	39,763
Common stock in treasury, at cost (6 shares at December 31, 2008 and 4 shares at December 31, 2007)	(98)	(69)
Accumulated other comprehensive income (loss)	120	(516)

Total shareholders’ equity	185,742	157,479

	$1,587,844	$1,401,197

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Interest income:
Loans, including fees	$73,748	$67,999	$56,753
Mortgages held-for-sale	79	3,733	6,546
Securities	5,623	6,923	11,239
Federal funds sold and other temporary investments	1,821	2,772	1,272

Total interest income	81,271	81,427	75,810
Interest expense:
Deposits	27,871	38,659	30,520
Borrowings and repurchase agreements	7,781	7,029	13,378
Junior subordinated debentures	1,345	1,564	1,739

Total interest expense	36,997	47,252	45,637

Net interest income	44,274	34,175	30,173
Provision for loan losses	29,175	4,029	3,491

Net interest income after provision for loan losses	15,099	30,146	26,682
Noninterest income:
Trust and investment management fees	17,329	17,546	17,315
Mortgage banking	251	5,506	10,661
Insurance commissions and fees	5,681	5,942	5,456
Real estate operations	(550)	366	334
Net loss on sale of available-for-sale securities	(3)	(181)	—
Impairment write down on securities	(1,984)	—	—
Other	1,576	1,787	1,317

Total noninterest income	22,300	30,966	35,083
Noninterest expense:
Compensation	29,317	30,117	31,047
Occupancy	6,045	5,764	5,465
Equipment	1,960	2,076	2,050
Advertising and promotion	842	1,018	1,092
Outside data processing	2,970	3,479	3,253
Professional fees	3,470	2,046	1,809
Intangible amortization	749	838	955
Loss on early debt extinguishment	—	391	—
Other	5,008	4,878	4,667

Total noninterest expense	50,361	50,607	50,338

Net earnings (loss) before income taxes	(12,962)	10,505	11,427
Income tax expense (benefit)	(4,888)	3,121	3,949

Net earnings (loss)	$(8,074)	$7,384	$7,478

Earnings (loss) available to common shareholders	$(8,240)	$7,384	$7,478

Earnings (loss) per common share:
Basic	$(0.83)	$0.86	$1.00
Diluted	(0.83)	0.79	0.94
Average common shares outstanding	9,881	8,576	7,501
Diluted average common shares outstanding	9,881	9,296	7,926

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2007 and 2008

(Amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2006	$—	6,925	$6,925	$58,518	$(2,176)	$25,051	$(121)	$(950)	$87,247
Adoption of FAS 123R	—	—	—	(2,176)	2,176	—	—	—	—
Stock-based compensation cost recognized in earnings	—	—	—	1,325	—	—	—	—	1,325
Issuance of common shares	—	14	14	105	—	—	52	—	171
Issuance of restricted stock	—	92	92	(92)	—	—	—	—	—
Forfeitures of restricted stock	—	(15)	(15)	15	—	—	—	—	—
Tax effect related to stock-based compensation	—	—	—	(110)	—	—	—	—	(110)
Comprehensive income:
Net earnings	—	—	—	—	—	7,478	—	—	7,478
Change in net unrealized loss on securities available-for-sale, net of deferred tax benefit of $394	—	—	—	—	—	—	—	(700)	(700)

Total comprehensive income									6,778

Balance at December 31, 2006	—	7,016	7,016	57,585	—	32,529	(69)	(1,650)	95,411
Reclassification of puttable common stock	—	774	774	9,492	—	—	—	—	10,266
Adoption of FIN 48	—	—	—	—	—	(150)	—	—	(150)
Stock-based compensation cost recognized in earnings	—	—	—	1,131	—	—	—	—	1,131
Issuance of common shares in public offering, net of costs	—	2,191	2,191	39,214	—	—	—	—	41,405
Issuance of common shares for exercise of options	—	84	84	696	—	—	—	—	780
Issuance of restricted stock	—	75	75	(75)	—	—	—	—	—
Forfeitures of restricted stock	—	(12)	(12)	12	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	118	—	—	—	—	118
Comprehensive income:
Net earnings	—	—	—	—	—	7,384	—	—	7,384
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $636 and reclassification adjustment	—	—	—	—	—	—	—	1,134	1,134

Total comprehensive income									8,518

Balance at December 31, 2007	—	10,128	10,128	108,173	—	39,763	(69)	(516)	157,479
Stock-based compensation cost recognized in earnings	—	—	—	1,235	—	—	—	—	1,235
Issuance of preferred stock and common stock warrants	28,422	—	—	5,578	—	—	—	—	34,000
Issuance of common shares for exercise of options	—	48	48	454	—	—	—	—	502
Issuance of restricted stock	—	79	79	(79)	—	—	—	—	—
Forfeitures of restricted stock	—	(8)	(8)	8	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	120	—	—	—	—	120
Purchase of treasury stock (2 shares)	—	—	—	—	—	—	(29)	—	(29)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(8,074)	—	—	(8,074)
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $358 and reclassification adjustment	—	—	—	—	—	—	—	636	636

Total comprehensive income (loss)									(7,438)
Dividend on preferred stock	39	—	—	—	—	(166)	—	—	(127)

Balance at December 31, 2008	$28,461	10,247	$10,247	$115,489	$—	$31,523	$(98)	$120	$185,742

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(8,074)	$7,384	$7,478
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	29,175	4,029	3,491
Amortization of premiums and discounts, net	1,292	1,624	1,889
Stock-based compensation	1,235	1,131	1,391
Depreciation	2,800	2,494	2,369
Gain on sale of loans	(162)	(4,949)	(9,571)
(Gain) loss on sale of foreclosed real estate	164	(34)	(111)
Realized loss on sales of available-for-sale securities, net	3	181	—
Impairment write down on securities	1,984	—	—
Loss on early debt extinguishment	—	391	—
Increase in mortgages held-for-sale	(24,025)	(173,776)	(395,193)
Proceeds from sale of mortgage loans	25,449	235,098	391,031
Federal Home Loan Bank of Dallas stock dividends	(199)	(353)	(690)
Increase in value of life insurance policies	(595)	(540)	(483)
Deferred income tax benefit	(6,732)	(2,216)	(1,095)
Excess tax benefit from stock-based compensation	(120)	(118)	110
(Increase) decrease in accrued interest receivable	617	(81)	(766)
(Increase) decrease in other assets	(749)	(99)	1,519
Increase (decrease) in accrued interest payable	252	(170)	(431)
Increase (decrease) in other liabilities	(49)	346	73

Net cash provided by operating activities	22,266	70,342	1,011

Cash flows from investing activities:
Purchases of available-for-sale securities	(72,430)	(16,727)	—
Principal collected on available-for-sale securities	4,418	14,933	23,936
Proceeds from sales of available-for-sale securities	150	71,071	—
Purchases of held-to-maturity securities	(1,129)	—	—
Principal collected on held-to-maturity securities	39,027	30,406	40,877
Proceeds from sales of held-to-maturity securities	—	7,414	—
Proceeds from sales of foreclosed real estate	2,628	1,331	1,193
Cash paid for acquisition	(33)	(73)	(601)
Loan purchases	—	(26,371)	(15,621)
Proceeds from sales of loans receivable	55	—	10,649
Loan originations and principal collections, net	(141,630)	(161,591)	(78,127)
Purchases of Federal Home Loan Bank stock	(4,477)	(3,661)	(1,824)
Redemption of Federal Home Loan Bank stock	1,022	5,853	11,657
Purchases of premises and equipment	(2,877)	(7,746)	(1,986)

Net cash used by investing activities	(175,276)	(85,161)	(9,847)

Cash flows from financing activities:
Net increase in deposits	59,423	10,563	215,737
Decrease in short term Federal Home Loan Bank of Dallas borrowings	—	(55,000)	(95,000)
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	115,000	85,000	10,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(25,015)	(25,000)	(125,000)
Increase (decrease) in repurchase agreements	8,831	(3,152)	6,165
Payments on notes payable	(185)	(185)	(185)
Proceeds from issuance of junior subordinated debentures	—	15,464	—
Retirement of junior subordinated debentures	—	(15,855)	—
Excess tax benefit from stock-based compensation	120	118	(110)
Proceeds from issuance of preferred stock and common stock warrants	34,000	—	—
Proceeds from issuance of common stock, net of purchase of treasury stock	473	42,185	171

Net cash provided by financing activities	192,647	54,138	11,778

Net increase in cash and cash equivalents	39,637	39,319	2,942
Cash and cash equivalents at beginning of year	78,415	39,096	36,154

Cash and cash equivalents at end of year	$118,052	$78,415	$39,096

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$36,745	$47,422	$44,619
Income taxes paid	3,602	4,958	5,168
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	5,192	837	233
Reclassification of puttable common stock	—	10,266	—

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), and Town & Country Insurance Agency, Inc. (Town & Country). All significant intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. Material estimates that we consider particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the valuation of goodwill and other intangible assets.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

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

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

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

Mortgages Held-for-Sale

We carry mortgages held-for-sale at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Gains and losses on sales are recorded in noninterest income and determined on a specific identification basis.

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

Off-Balance-Sheet Credit Related Financial Instruments

In the ordinary course of business, we have entered into commitments to extend credit, including commitments under commercial lines of credit and letters of credit. We record these financial instruments when they are funded. We maintain a reserve that covers estimated credit losses on these commitments which is

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

generally based on the historical loss factors for each type of loan commitment. This reserve is included in other liabilities, with any increases or decreases to the reserve included in noninterest expense.

Investment in Real Estate

We initially record real estate acquired in settlement of loans at fair value at the date of foreclosure, establishing a new cost basis. Fair value is defined as the amount of cash or cash equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller—that is, in other than a forced or liquidation sale, less selling costs. Subsequent to foreclosure, we perform periodic valuations and the real estate is carried at the lower of its carrying amount or fair value less selling costs. Subsequent declines in value below the new cost basis are recorded through the use of a valuation allowance with a charge to real estate operations. Subsequent increases in value up to the amount of the valuation allowance are included in real estate operations Required development costs associated with foreclosed property under construction are capitalized. Operating expenses, net of related income, and gains and losses on disposition are included in real estate operations. Recognition of gain on sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, the gain, or a portion thereof, is deferred until the necessary criteria are met. At December 31, 2008 and 2007, investment in real estate consisted of real estate acquired in settlement of loans, held for sale of $2,781 and $835.

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

We record premises and equipment to be disposed of at the lower of the carrying amount or estimated fair value less selling costs. Any loss due to the write down of assets is recognized currently in the consolidated statements of operations.

Goodwill

Goodwill is recorded when the purchase price is higher than the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Other Intangible Assets

Other intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate to client relationships. Other intangibles are amortized using accelerated methods over their estimated useful lives, ranging from 2 to 20 years. We review these intangibles for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

Advertising Costs

We expense advertising costs as incurred.

Derivatives and Hedging Activities

We may enter into derivative contracts in order to hedge the risk of market interest rate changes on certain assets and liabilities and other firm commitments. On the date a derivative contract is entered into, it is designated a fair value hedge, a cash flow hedge or does not receive a hedging designation in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. A fair value hedge hedges exposure to changes in the fair value of an asset, liability or firm commitment due to their fixed rate terms. Changes in the fair value of the hedging instrument are included in current earnings and are offset by changes in the fair value of the hedged item. The net effect resulting from the ineffective portion of a hedging instrument is reflected in earnings. A cash flow hedge hedges exposure to the variability in cash flows associated with an existing asset or liability or a forecasted transaction due to their variable terms. The effective portion of changes in the fair value of the hedging instrument is included in accumulated other comprehensive income and is subsequently reclassified into earnings as the hedged item impacts earnings. Any ineffective portion is recognized in current earnings. If the derivative contract is not given a hedging designation, the change in fair value of the contract is recognized currently in earnings. At December 31, 2008 and 2007, we had no derivative instruments outstanding.

Income Taxes

On January 1, 2007, we adopted FIN 48—Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The adoption of FIN 48 resulted in a cumulative adjustment of $150 that decreased retained earnings as discussed in Note H (Income Taxes).

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Encore Bank is included in our consolidated federal income tax return. Under a tax sharing policy, federal income tax expense is allocated to individual subsidiaries as if the tax was calculated on a separate return basis. Federal income tax benefits are allocated to individual subsidiaries to the extent the deductions are utilized in the consolidated return.

Stock Compensation Plan

We measure and recognize compensation expense for all stock-based payments at fair value in accordance with Statement No. 123R, Share Based Payment (SFAS 123R).

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), and compensation cost for the stock-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated with the provisions of SFAS 123R.

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

The changes in the components of other comprehensive income (loss) are as follows:

	2008	2007	2006
Unrealized holding gains (losses) on available-for-sale securities	$997	$1,951	$(1,094)
Reclassification adjustment for losses realized in income	(3)	(181)	—

Net unrealized gain (losses)	994	1,770	(1,094)
Tax (expense) benefit	(358)	(636)	394

Net-of-tax amount	$636	$1,134	$(700)

Fair Values of Financial Instruments

We estimate the fair value of financial instruments based on the fair value hierarchy established in SFAS 157, Fair Value Measurements. Fair value estimates involve uncertainties and matters of judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of bench marks for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. For more information on the fair value of our financial instruments, see Note R—Fair Value of Assets and Liabilities.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Basic and Diluted Earnings (Loss) Per Common Share

We calculate basic earnings (loss) per common share using earnings (loss) available to common shareholders (net earnings (loss) after deducting preferred dividends) divided by the weighted average of common shares outstanding during the period, excluding nonvested restricted stock. Diluted earnings per common share include the dilutive effect of stock options and nonvested restricted stock awards granted, using the treasury stock method, and contingent share-based consideration related to our acquisition of Linscomb & Williams.

Loss Contingencies

We record loss contingencies, including claims and legal actions arising in the ordinary course of business, as liabilities when the likelihood of loss is probable and the amount or range of loss can be reasonably estimated.

Reclassifications

We have made certain reclassifications in the financial statements to conform to the 2008 presentation. These reclassifications had no impact on financial condition, results of operations or equity in any of the reported periods.

Recent Accounting Pronouncements

SFAS No. 141(R), Business Combinations (SFAS 141R). Issued by the FASB in December 2007, SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for business combinations for which the acquisition date is within financial statements issued for fiscal years beginning after December 15, 2008, and earlier application is prohibited. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements; however, the future effect is dependent upon whether we make any acquisitions and the specifics of those acquisitions.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). Issued by the FASB in December 2007, SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

FASB Staff Position No. 157-2 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

arise, from the application of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We do not expect the full implementation of SFAS 157 to have a material effect on our consolidated financial statements.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Year end securities available-for-sale and held-to-maturity consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Available-for-sale:
Mortgage-backed securities	$71,897	$712	$—	$72,609
Other securities	4,202	—	(60)	4,142

Total	76,099	712	(60)	76,751
Marketable equity securities	2,016	49	—	2,065

Total available-for-sale securities	$78,115	$761	$(60)	$78,816

Held-to-maturity:
Mortgage-backed securities	$95,875	$1,057	$(4)	$96,928

December 31, 2007
Available-for-sale:
Mortgage-backed securities	$3,910	$—	$(101)	$3,809
Other securities	4,354	—	(7)	4,347

Total	8,264	—	(108)	8,156
Marketable equity securities	4,000	51	—	4,051

Total available-for-sale securities	$12,264	$51	$(108)	$12,207

Held-to-maturity:
Mortgage-backed securities	$134,056	$179	$(781)	$133,454

Mortgage-backed securities classified as held-to-maturity with a carrying amount of $7,426 were sold during 2007 at a net realized loss of $12. These securities had less than 15% of the original principal amount at acquisition remaining.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of December 31, 2008 and 2007. These securities, with unrealized losses segregated by length of impairment at year end, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses
December 31, 2008:
Less than 12 months
Available-for-sale:
Other securities	1	$310	$(38)

Held-to-maturity:
Federal agency mortgage-backed securities	2	$536	$(1)

More than 12 months
Available-for-sale:
Other securities	1	$165	$(22)

Held-to-maturity:
Federal agency mortgage-backed securities	3	$287	$(3)

December 31, 2007:
Less than 12 months
Available-for-sale:
Other securities	2	$680	(7)

Held-to-maturity:
Federal agency mortgage-backed securities	3	$6,896	$(18)

More than 12 months
Available-for-sale:
Federal agency mortgage-backed securities	5	$3,809	$(101)

Held-to-maturity:
Federal agency mortgage-backed securities	21	$114,155	$(763)

We do not believe any of the above securities are impaired due to credit quality. These securities have losses primarily due to changes in market interest rates, and we have the ability and intent to hold these securities until they recover in value. Accordingly, as of December 31, 2008 and 2007, we believe the impairments detailed in the table are temporary and no impairment loss has been realized in the accompanying consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at December 31, 2008. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	F air Value
Within one year	$—	$—	$—	$—
Over one year through five years	—	—	—	—
After five years through ten years	—	—	—	—
Over ten years	535	475	—	—

Total	535	475	—	—
Mortgage-backed and equity securities	77,580	78,341	95,875	96,928

Total securities	$78,115	$78,816	$95,875	$96,928

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 4.05% and 3.83% at December 31, 2008 and 2007. As of December 31, 2008 and 2007, the mortgage-backed securities have contractual maturities from less than a year to 2039. Accrued interest receivable on mortgage-backed securities was $637 and $527 at December 31, 2008 and 2007.

At December 31, 2008 and 2007, securities with a carrying value of $75,698 and $81,181 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains on sales of available-for-sale securities were $0, $24 and $0 for the years ended December 31, 2008, 2007 and 2006. Gross realized losses on sales of available-for-sale securities were $3, $217 and $0 for the years ended December 31, 2008, 2007 and 2006. Gross realized gains and losses on sales of held-to-maturity securities were $24 and $12 in 2007 and none in 2008 and 2006. In 2008, we recorded a $1,984 impairment write down on an available-for-sale equity security acquired in connection with our Community Reinvestment Act requirements.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $236, $76 and $37 for the years ended December 31, 2008, 2007 and 2006.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE

Loans receivable at December 31 consisted of the following:

	2008	2007
Commercial:
Commercial	$135,534	$127,583
Commercial real estate	311,909	277,047
Real estate construction	95,668	100,975

Total commercial	543,111	505,605
Consumer:
Residential real estate first lien	241,969	271,346
Residential real estate second lien	302,141	195,583
Home equity lines	82,555	79,023
Consumer installment—indirect	14,409	25,262
Consumer other	34,219	20,449

Total consumer	675,293	591,663

Total loans receivable	$1,218,404	$1,097,268

Included in loans receivable is $2,925 and $3,117 of net deferred loan origination costs at December 31, 2008 and 2007. Consumer other loans include reclassified overdrafts of $331 and $880 as of December 31, 2008 and 2007.

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2008	2007	2006
Balance at beginning of year	$11,161	$9,056	$8,719
Provision for loan losses	29,175	4,029	3,491
Loans charged-off	(15,824)	(2,613)	(3,854)
Recoveries of loans previously charged-off	593	689	700

Balance at December 31,	$25,105	$11,161	$9,056

Accrued interest receivable on loans was $4,802 and $5,515 at December 31, 2008 and 2007.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2008	2007	2006
Impaired loans on nonaccrual without a valuation allowance	$10,408	$—	$—
Impaired loans on nonaccrual with a valuation allowance	15,272	6,901	6,955
Impaired loans still accruing with a valuation allowance	—	—	—

Total impaired loans	$25,680	$6,901	$6,955

Valuation allowance related to impaired loans	$7,288	$2,581	$5,022

Total nonaccrual loans (1)	$30,531	$11,208	$9,411

Total accruing loans past due 90 days or more	$646	$2,183	$96

Average investment in impaired loans for the years ended December 31	$20,770	$6,857	$8,317

(1)	Does not include consumer loans which are not evaluated separately for impairment.

At December 31, 2008, impaired loans on nonaccrual with a valuation allowance consisted of $5,495 commercial, $4,140 commercial real estate and $5,637 real estate construction. Interest income recognized after a loan is impaired is not material. No additional funds are committed to be advanced in connection with impaired loans.

NOTE D – PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

	Life in Years	2008	2007
Land		$1,849	$1,849
Building	30 years	4,663	2,631
Furniture and fixtures	3-10 years	7,942	7,671
Leasehold improvements	1.5-20 years	12,718	12,562
Construction in progress—facilities		202	107

		27,374	24,820
Accumulated depreciation		(10,012)	(7,989)

		$17,362	$16,831

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

During 2005, we moved our corporate headquarters and entered into a sublease, classified as an operating lease. Under the terms of the sublease, we began paying annual rent of $835 in February 2007 and ending December 2014. The total lease cost is being recognized on a straight-line basis over the lease term. We do not have the option to renew the sublease at the end of the lease term. Certain other offices and branch locations are operated in leased premises. We have the option to renew certain of these leases upon the completion of the non-cancelable lease term. The cost of lease extensions is not included below. Rental expense under operating lease agreements in 2008, 2007 and 2006 was approximately $2,938, $3,044 and $2,858. Lease cost is recognized on a straight-line basis over the lease term. Future minimum rental commitments associated with these leases are as follows:

Years Ended December 31,	Amount
2009	$2,909
2010	2,733
2011	2,555
2012	1,946
2013	1,594
Thereafter	4,185

$15,922

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

We have reporting segments with goodwill, which include insurance with $3,092 and wealth management with $24,781. During the year ended December 31, 2008, goodwill increased $33 within the insurance reporting segment due to the payment of contingent consideration for Town & Country. Wealth management goodwill was reduced $102 for an adjustment to purchase price relating to income tax contingencies.

Each reporting segment is tested for impairment at least annually. The fair value of each of the reporting segments is established using appropriate weighted market and income approaches. Due to the decline in economic conditions in the fourth quarter of 2008, we updated the impairment tests for each reporting segment as of December 31, 2008. These tests indicate that an impairment charge was not required. In addition, as of December 31, 2008, we tested the useful lives of our other intangible assets and determined that there has not been any significant change in the original estimated useful lives.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance as of January 1	$27,942	$27,869
Goodwill from business combinations	33	73
Adjustment to purchase price	(102)	—
Impairment losses	—	—

Balance as of December 31	$27,873	$27,942

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Other intangible assets as of December 31, 2008 and 2007 are detailed in the following table:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships	$9,419	$(3,388)	$6,031	$9,419	$(2,639)	$6,780

Estimated amortization expense for the following years ended December 31 is as follows:

2009	$681
2010	634
2011	564
2012	520
2013	483

NOTE F – DEPOSITS

Interest-bearing deposits at December 31 are as follows:

	2008	2007
Interest checking	$197,384	$179,486
Money market and savings	252,571	345,066
Time deposits less than $100	188,302	193,900
Time deposit $100 and greater	274,903	201,932
Brokered deposits	55,928	14,608

Total interest-bearing deposits	$969,088	$934,992

At December 31, 2008, the scheduled maturities of time and brokered deposits are as follows:

2009	$399,429
2010	54,840
2011	30,145
2012	19,152
2013	15,567
Thereafter	—

$519,133

Interest expense by type of deposit for the years ended December 31 is as follows:

	2008	2007	2006
Interest checking	$2,515	$5,131	$4,220
Money market and savings	5,759	14,756	10,457
Time deposits	18,763	18,172	15,178
Brokered deposits	834	600	665

	$27,871	$38,659	$30,520

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

We are required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $2,579 and $2,345.

NOTE G – BORROWINGS AND REPURCHASE AGREEMENTS

Subject to certain limitations, we may borrow funds from the FHLB in the form of advances. Our credit availability from the FHLB is based on our financial and operating condition and the amount of collateral available to the FHLB. These borrowings were collateralized by a blanket lien on our mortgage-related assets. Following is a summary of outstanding borrowings from the FHLB at December 31, 2008:

Amount	Interest Rate Range	Maturity Date Range	Call Date
$17,000	3.43-3.98%	01/11/11-06/27/11	None
35,500	3.66-4.22	01/11/12-09/04/12	None
59,500	3.54-4.37	01/11/13-11/26/13	None
2,985	4.79	08/03/15	None
10,000	4.14	12/07/16	06/08/09
10,000	4.23	04/05/17	04/06/09
15,000	4.17	04/05/17	04/06/09
10,000	4.52	05/09/17	05/10/10
50,000	4.15	08/01/17	05/01/09

$209,985

Each advance is payable per terms of the agreement. We are eligible to borrow up to an additional $93,579 at year end 2008.

We also have borrowed funds from clients in the form of repurchase agreements. As of December 31, 2008, we had $61,979 outstanding at an interest rate of 0.10% maturing January 2, 2009.

The maximum amount of repurchase agreements outstanding at any month end and the daily average amount outstanding during 2008 were $77,759 and $55,466.

The contractual maturities of borrowings and repurchase agreements at December 31, 2008 are as follows:

2009	$62,041
2011	17,000
2012	35,500
2013	59,500
2015	2,985
2016	10,000
2017	85,000

$272,026

There can be significant penalties for the early pay-off of FHLB borrowings. There were no early debt extinguishments related to these borrowings during 2008, 2007 or 2006.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Included above are notes payable with a carrying value of $62 related to the acquisition of Town & Country. These notes have an interest rate of 5.00% and mature in 2009.

NOTE H – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions for the year ended December 31 is as follows:

	2008	2007	2006
Current tax provision
Federal	$1,673	$5,529	$4,624
State	292	256	420

	1,965	5,785	5,044
Deferred tax benefit
Federal	(6,657)	(2,590)	(1,044)
State	(196)	(74)	(51)

	(6,853)	(2,664)	(1,095)

	$(4,888)	$3,121	$3,949

The reasons for the differences between the amounts computed by applying the statutory federal income tax rate of 35% and the reported income tax expense (benefit) for the years ended December 31 are summarized below:

	2008	2007	2006
Income tax expense (benefit) computed at federal statutory rate	$(4,537)	$3,677	$4,000
State income tax expense, net of federal effect	190	101	369
Tax exempt interest income	(296)	(335)	(386)
Increase in cash surrender value	(208)	(189)	(169)
FIN 48 adjustment	—	(150)	—
Other	(37)	17	135

Income tax expense (benefit), as reported	$(4,888)	$3,121	$3,949

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

The components of net deferred tax assets and liabilities included in accrued interest receivable and other assets are as follows at December 31:

	2008	2007
Deferred tax assets:
Premises and equipment	$815	$735
Allowance for loan losses	8,751	3,976
Net unrealized loss on available-for-sale securities	—	291
Deferred revenues	442	499
Stock-based compensation	1,359	1,170
Nonaccrual interest	182	—
Other	1,134	220

Total deferred tax assets	12,683	6,891

Deferred tax liabilities:
Other acquired intangible assets	1,209	1,565
Gain on sale of assets	363	432
Cash-to-accrual conversion	—	90
Federal Home Loan Bank of Dallas stock	650	904
Net unrealized gain on available-for-sale securities	67	—

Total deferred tax liabilities	2,289	2,991

Net deferred tax assets	$10,394	$3,900

We have determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized because they are supported by recoverable taxes paid in prior years, future reversals of existing temporary differences and to a lesser extent, anticipated future taxable income and tax planning strategies.

On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. As a result of the implementation of FIN 48, we reclassified from deferred tax liabilities $1,023 of unrecognized tax benefits related to the treatment of sales of bank securities. We recorded a cumulative effect adjustment to retained earnings of $150 related to interest and penalties. During the third quarter of 2007, we resolved this tax issue and recorded a credit to tax expense for $150. We had no penalties or interest accrued at December 31, 2008. The effective tax rate for the year ended December 31, 2008, was 37.7% as compared to 29.7% in 2007.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

We had no unrecognized tax benefits for the year ended December 31, 2008.

We file income tax returns in U.S. federal and various state and local taxing jurisdictions. In general, we are no longer subject to income tax examinations for years prior to 2005. We have elected to recognize both interest and penalties as a component of income tax expense.

NOTE I – REGULATORY MATTERS AND DIVIDENDS FROM SUBSIDIARIES

Regulatory Capital Compliance

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of December 31, 2008 and 2007, are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$172,927	11.61%	$59,567	4.00%	N/A	N/A
Encore Bank, N.A.	120,150	8.08	59,463	4.00	$74,329	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$172,927	14.58%	$47,448	4.00%	N/A	N/A
Encore Bank, N.A.	120,150	10.16	47,308	4.00	$70,962	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$187,890	15.84%	$94,896	8.00%	N/A	N/A
Encore Bank, N.A.	135,051	11.42	94,616	8.00	$118,270	10.00%

December 31, 2007
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$143,273	10.47%	$54,737	4.00%	N/A	N/A
Encore Bank, N.A.	110,039	8.01	54,952	4.00	$68,690	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$143,273	13.59%	$42,161	4.00%	N/A	N/A
Encore Bank, N.A.	110,039	10.47	42,048	4.00	$63,073	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$154,434	14.65%	$84,323	8.00%	N/A	N/A
Encore Bank, N.A.	121,200	11.53	84,097	8.00	$105,121	10.00%

As of the most recent notification from the OCC, Encore Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, Encore Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the above table. As part of Encore Bank’s conversion to a national bank, the OCC required that Encore Bank meet certain additional capital requirements. Specifically, as of December 31, 2008, Encore Bank was required to have a leverage ratio of at least 7.75%.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Dividend Policy

Federal law places limitations on the amount that national banks may pay in dividends, which Encore Bank must adhere to when paying dividends to us. Encore Bank’s current practice is not to pay any dividends, except to cover our expenses. See Note K for further restrictions on dividends.

NOTE J – STOCK-BASED COMPENSATION

Our shareholders approved a stock awards and incentive plan in 2008 (2008 Stock Awards and Incentive Plan) and a stock incentive plan in 2000 (2000 Stock Incentive Plan) which authorize the issuance of up to 2,150 shares of common stock under “incentive stock” and “nonqualified stock” options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards. The general terms of awards under the 2008 Stock Awards and Incentive Plan and the 2000 Stock Incentive Plan shall be specified by the Compensation Committee of the Board of Directors at the date of grant. At December 31, 2008, all options granted under the 2000 Stock Incentive Plan have a maximum term of 10 years, and vest on the third anniversary of the grant date. No options have been granted under the 2008 Stock Awards and Incentive Plan.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but not considered by the model. No options were granted in 2008, 2007 or 2006.

As a result of applying the provisions of SFAS 123R during the years ended December 31, 2008, 2007 and 2006, we recognized $7, $96 and $446 of compensation cost for employee stock options, net of forfeitures, in the accompanying consolidated statements of operations.

A summary of employee option activity as of December 31, 2008, and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	789	$10.33
Exercised	(48)	10.40
Forfeited	(1)	12.00

Outstanding at December 31, 2008	740	$10.32	3.77 years	$944

Vested	740	$10.32	3.77 years	$944

Exercisable at December 31, 2008	740	$10.32	3.77 years	$944

In addition, we have issued stock options under the 2000 Stock Incentive Plan to non-employees for various services rendered. The cost of these services was measured based on the estimated fair value of the award at date of grant. The estimated cost is recognized over the period the service was required to be rendered.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

A summary of non-employee option activity as of December 31, 2008, and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1 and December 31, 2008	264	$8.31	2.71 years	$728

Vested	264	$8.31	2.71 years	$728

Exercisable at December 31, 2008	264	$8.31	2.71 years	$728

We recognized $0, $1 and $79 of compensation cost for non-employee stock options, net of forfeitures, in the accompanying consolidated statements of operations in 2008, 2007 and 2006.

No options were granted in 2008, 2007 or 2006; as a result there was no related grant date fair value. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $356, $551 and $68.

Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $502, $780 and $116. The actual tax benefit realized for the tax deductions from option exercises was not significant for the years ended December 31, 2008, 2007 and 2006.

Share Awards

We also grant shares of restricted stock pursuant to our 2008 Stock Awards and Incentive Plan and our 2000 Stock Incentive Plan. These shares of restricted stock vest over a period of three to five years. We account for restricted stock grants by recording the fair value of the grant to compensation expense over the vesting period. Compensation expense related to restricted stock was $1,228, $1,034 and $866 for the years ended December 31, 2008, 2007 and 2006.

A summary of the status of our nonvested shares of restricted stock as of December 31, 2008, and changes during the year then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	312	$14.82
Granted	79	18.44
Vested	(38)	15.51
Forfeited	(8)	15.36

Outstanding at December 31, 2008	345	$15.41

As of December 31, 2008, unrecognized compensation cost for all nonvested share-based compensation arrangements expected to vest, totaled $2,174 which is expected to be recognized over a weighted average remaining period of 2.25 years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

NOTE K – PREFERRED STOCK

We are authorized to issue 20,000 shares of preferred stock. The preferred stock (or other securities convertible in whole or in part into preferred stock) is available for issuance from time to time for various purposes, including, without limitation, making future acquisitions, raising additional equity capital and financing. Subject to certain limits set by our Articles of Incorporation, the preferred stock (or such convertible securities) may be issued on such terms and conditions, and at such times and in such situations, as the Board of Directors in its sole discretion determines to be appropriate, without any further approval or action by the shareholders (unless otherwise required by laws, rules, regulations or agreements applicable to us).

On December 5, 2008, we issued 34 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share (Series A Preferred Stock) and a warrant to purchase up to 364 shares of our common stock at an exercise price of $14.01 per share (Warrant) to the United States Department of the Treasury (Treasury) for an aggregate purchase price of $34,000 in cash. Cumulative dividends on the Series A Preferred Stock are paid quarterly and will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series A Preferred Stock generally is non-voting.

The proceeds from Treasury were allocated based on the relative fair values of the Series A Preferred Stock and the Warrant. The fair value of the Series A Preferred Stock was determined using a market rate of 15.5% and the discount on the Series A Preferred Stock will be accreted to par value over a ten year period. The fair value of the Warrant was determined on issuance date using the Black-Scholes option-pricing model.

Pursuant to the Securities Purchase Agreement between us and Treasury, we may redeem the Series A Preferred Stock in whole or in part, at par plus accrued and unpaid dividends after February 15, 2012. Prior to this date, we may redeem the Series A Preferred Stock, in whole or in part, at par plus accrued and unpaid dividends under certain conditions. Any redemption is subject to the approval of the Board of Governors of the Federal Reserve System. The redemption provisions were amended by the Recovery Act discussed below.

The Warrant is immediately exercisable and expires ten years after issuance. The number of shares of our common stock underlying the Warrant and the exercise price are subject to adjustment for certain dilutive events. Additionally, if, on or prior to December 31, 2009, we receive aggregate gross cash proceeds of at least $34,000 from one or more sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of the shares of common stock underlying the Warrant then held by Treasury will be reduced by 50% to 182 shares. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Until such time as the Treasury ceases to own any of our debt or equity securities, compensation of certain of our executives will be limited.

Recently, the American Recovery and Reinvestment Act of 2009 (Recovery Act) was signed into law, which, among other things, removes the conditions for redemption of our Series A Preferred Stock prior to February 15, 2012. The redemption is still subject to approval of the Board of Governors of the Federal Reserve System. Additionally, the Recovery Act imposes new and more stringent limits on executive compensation for participants in the Capital Purchase Program. Treasury is required to promulgate regulations to implement these changes; however, until Treasury promulgates such regulations, it is unclear how exactly these changes will apply to participants in the Capital Purchase Program.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

In addition, we are restricted from paying any dividends on our Series A Preferred Stock if required payments on our outstanding junior subordinated debentures (Note Q) are not made or deferred. Beginning on December 5, 2008 and until December 5, 2011, or until we have redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Also, as long as the Series A Preferred Stock is outstanding, dividend payments will be prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions.

NOTE L – INITIAL PUBLIC OFFERING

In July 2007, we completed our initial public offering of 1,905 shares of common stock at $21.00 per share. In August 2007, our underwriters exercised their over-allotment option for an additional 286 shares of common stock, also at $21.00 per share. Our common shares are listed on the NASDAQ Global Market under the symbol “EBTX”.

Our net proceeds, including the over-allotment shares, were $41,405, after underwriting discounts of $3,220 and $1,375 in offering expenses. The net proceeds is available to contribute to the capital of Encore Bank to support anticipated balance sheet growth and for general corporate purposes, including possible future acquisitions. Since the offering, the net proceeds that were not contributed to Encore Bank have been invested in short-term investments.

NOTE M – OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

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

Our principal commitments as of December 31 are as follows:

	2008	2007
Commitments to extend credit	$188,800	$279,880
Standby letters of credit	3,465	6,376

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Included in unfunded commitments in 2008 are residential mortgages totaling $44,731. The fair value of these commitments is not significant.

Periodically we use forward interest rate locks to hedge the risk of changes in the fair value of newly originated mortgages held-for-sale. Net gains (losses) of $0, $(458) and $35 for 2008, 2007 and 2006 from these activities are included in the consolidated statements of operations in “Mortgage banking”. There were no derivatives outstanding at December 31, 2008 and 2007.

NOTE N – CONCENTRATION OF CREDIT RISK

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

NOTE O – COMMITMENTS AND CONTINGENCIES

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

The Linscomb & Williams merger agreement, dated as of August 31, 2005 includes a contingent consideration provision through December 31, 2009. This provision is based upon future revenue and net earnings. At December 31, 2008, the maximum potential amount of future undiscounted payments we could be required to make under this contingent consideration provision is approximately $6,096 in shares of our common stock.

NOTE P – RELATED PARTY TRANSACTIONS

Deposits of executive officers, significant shareholders (5% or more of common stock) and directors were $25,182 and $40,283 (including time deposits of $1,476 and $1,380) at December 31, 2008 and 2007.

Loans to executive officers, significant shareholders, directors and their related interests (related parties) for the years ended December 31 were as follows:

	2008	2007
Balance at January 1	$8,209	$5,622
New loans	22,967	2,598
Repayments	(9,264)	(11)

Balance at December 31	$21,912	$8,209

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

At December 31, 2008 and 2007, $1,198 and $3,115 of borrowed funds in the form of repurchase agreements were outstanding to related parties. As of December 31, 2008, we are paying monthly rent of $22 to lease two private client offices from related parties.

NOTE Q – JUNIOR SUBORDINATED DEBENTURES

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

NOTE R – FAIR VALUE OF ASSETS AND LIABILITIES

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis such as certain loans, goodwill and other intangible assets and investment in real estate. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write downs of individual assets.

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements. In accordance with SFAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U. S. government and agency mortgage- backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

readily available pricing sources for market transactions involving identical assets or liabilities.

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

The table below presents the balances of assets measured at fair value on a recurring basis as of December 31, 2008:

Description	Total	Level 2
Available-for-sale securities (1)	$75,133	$75,133

Total	$75,133	$75,133

(1)	Excludes cost-basis equity securities of $3,683.

For assets measured at fair value on a nonrecurring basis during 2008 that were still held on the balance sheet at December 31, 2008, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Level 3	Losses for the Year Ended December 31, 2008
Loans (1)	$20,185	$20,185	$—	$1,634
Cost-basis equity securities	16	—	16	1,984

Total	$20,201	$20,185	$16	$3,618

(1)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.

We have only partially applied SFAS 157 as allowed by FSP 157-2. The major categories of non-financial assets for which we have not applied the provisions of SFAS 157 are goodwill, other intangible assets and investment in real estate.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$118,052	$118,052	$78,415	$78,415
Securities available-for-sale	78,816	78,816	12,207	12,207
Securities held-to-maturity	95,875	96,928	134,056	133,454
Mortgages held-for-sale	150	150	1,396	1,396
Loans receivable, net	1,193,299	1,220,926	1,086,107	1,099,937
Federal Home Loan Bank of Dallas stock	9,534	9,534	5,880	5,880
Accrued interest receivable	5,565	5,565	6,182	6,182
Financial liabilities:
Deposits	$1,100,797	$1,102,255	$1,041,374	$1,044,300
Borrowings and repurchase agreements	272,026	277,802	173,395	173,485
Accrued interest payable	1,344	1,344	1,092	1,092
Junior subordinated debentures	20,619	21,198	20,619	22,338

Under SFAS 157, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.

Fair value measurements where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (SFAS 107 disclosures).

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values.

Securities

Fair value measurement of securities is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows. Securities available-for-sale are recorded at fair value on a recurring basis.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Loans Receivable

We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS 107 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. The fair value estimates for SFAS 107 purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity.

The fair value of commercial and commercial real estate loans is calculated by discounting contractual cash flows using discount rates that reflect our current pricing for loans with similar characteristics and remaining maturity.

For real estate 1-4 family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on current industry pricing or our own estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, remaining maturity and repricing characteristics.

For all other consumer loans, the fair value is generally calculated by discounting the contractual cash flows, adjusted for prepayment estimates, based on the current rates we offer for loans with similar characteristics.

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

Mortgages Held-for-Sale

Mortgages held-for-sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices. As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Federal Home Loan Bank of Dallas Stock

The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying balance sheet, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

Investment in Real Estate

Investment in real estate is primarily foreclosed properties securing residential loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to investment in real estate. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral and, accordingly, we classify foreclosed assets as Level 2.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Goodwill and Other Intangible Assets

We assess goodwill for impairment annually, and more frequently in certain circumstances. We assess goodwill for impairment on a reporting unit level using appropriate weighted market and income approaches. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. We recognize impairment losses as a charge to noninterest expense and an adjustment to the carrying value of the goodwill asset. Subsequent reversals of goodwill impairment are prohibited.

We amortize client relationship intangibles on an accelerated basis based on useful lives of 2 to 20 years. We review these intangibles for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future net cash flows is less than the carrying value of the asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing checking accounts and money market accounts is equal to the amount payable upon demand as of December 31, 2008 and 2007. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

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

Nonfinancial Instruments

We have not considered the value of our long term relationships with depositors, commonly known as core deposit intangibles, when estimating the fair value of deposit liabilities. These intangibles are considered to be separate intangible assets that are not financial instruments. Nonetheless, financial institutions’ core deposits have typically traded at premiums to their book values under both historical and current market conditions.

NOTE S – EMPLOYEE BENEFIT PLAN

We have implemented a defined contribution plan (Plan) covering all eligible personnel. Contribution expense related to the Plan was $555, $616 and $569 for the years ended December 31, 2008, 2007 and 2006.

NOTE T – EARNINGS (LOSS) PER COMMON SHARE

The factors used in the earnings (loss) per common share computation follow:

	2008	2007	2006
Basic:
Earnings (loss) available to common shareholders	$(8,240)	$7,384	$7,478
Average common shares outstanding, net of nonvested restricted stock	9,881	8,576	7,501
Per Share	$(0.83)	$0.86	$1.00
Diluted:
Average common shares outstanding	9,881	8,576	7,501
Add: Net effect of nonvested restricted stock and the assumed exercise of stock options	—	556	351
Contingent share-based consideration	—	164	74

Diluted average common shares outstanding	9,881	9,296	7,926
Per Share	$(0.83)	$0.79	$0.94

Earnings (loss) available to common shareholders is net earnings (loss) after deducting preferred dividends of $166 in 2008. No dividends have been declared on common stock.

NOTE U – SEGMENT INFORMATION

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

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

Activities that are not directly attributable to the reportable operating segments, including the elimination of inter-company transactions, are presented under “Other”.

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
2008
Net interest income (expense)	$45,340	$196	$83	$(1,345)	$44,274
Provision for loan losses	29,175	—	—	—	29,175
Noninterest income	(784)	17,329	5,760	(5)	22,300
Noninterest expense	35,148	11,057	4,156	—	50,361

Earnings (loss) before income taxes	(19,767)	6,468	1,687	(1,350)	(12,962)
Income tax expense (benefit)	(7,298)	2,270	626	(486)	(4,888)

Net earnings (loss)	$(12,469)	$4,198	$1,061	$(864)	$(8,074)

Total assets at December 31,	$1,592,933	$47,879	$6,738	$(59,706)	$1,587,844
2007
Net interest income (expense)	$35,282	$321	$136	$(1,564)	$34,175
Provision for loan losses	4,029	—	—	—	4,029
Noninterest income	7,356	17,546	6,035	29	30,966
Noninterest expense	34,022	12,194	4,000	391	50,607

Earnings (loss) before income taxes	4,587	5,673	2,171	(1,926)	10,505
Income tax expense (benefit)	1,130	1,941	744	(694)	3,121

Net earnings (loss)	$3,457	$3,732	$1,427	$(1,232)	$7,384

Total assets at December 31,	$1,411,934	$46,270	$9,242	$(66,249)	$1,401,197
2006
Net interest income (expense)	$31,622	$218	$72	$(1,739)	$30,173
Provision for loan losses	3,491	—	—	—	3,491
Noninterest income	12,226	17,315	5,542	—	35,083
Noninterest expense	33,226	13,232	3,880	—	50,338

Earnings (loss) before income taxes	7,131	4,301	1,734	(1,739)	11,427
Income tax expense (benefit)	2,194	1,639	719	(603)	3,949

Net earnings (loss)	$4,937	$2,662	$1,015	$(1,136)	$7,478

Total assets at December 31,	$1,342,446	$42,684	$8,231	$(56,518)	$1,336,843

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

NOTE V – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial statements pertaining only to Encore Bancshares, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets

	December 31,
	2008	2007
Assets:
Cash and due from banks	$49,725	$32,261

Total cash and cash equivalents	49,725	32,261
Investment in subsidiaries	154,498	144,244
Other assets	2,541	1,871

	$206,764	$178,376

Liabilities:
Junior subordinated debentures	$20,619	$20,619
Accrued interest payable and other liabilities	403	278

Total liabilities	21,022	20,897
Shareholders’ equity	185,742	157,479

	$206,764	$178,376

Condensed Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Income:
Other non-interest income	$(5)	$29	$1

Total income	(5)	29	1

Expense:
Interest expense	1,345	1,564	1,739
Compensation	—	—	1,392
Loss on early debt extinguishment	—	391	—
Other	535	150	96

Total expense	1,880	2,105	3,227

Loss before income taxes and equity in undistributed earnings (losses) of subsidiaries	(1,885)	(2,076)	(3,226)
Income tax benefit	549	718	1,139
Equity in undistributed earnings (losses) of subsidiaries	(6,738)	8,742	9,565

Net earnings (loss)	$(8,074)	$7,384	$7,478

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net earnings (loss)	$(8,074)	$7,384	$7,478
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Equity in undistributed (earnings) losses of subsidiaries	6,738	(8,742)	(9,565)
Stock-based compensation	—	—	1,391
Loss on early debt extinguishment	—	391	—
Change in prepaid expenses and other assets	(818)	298	(429)
Change in accrued interest payable and other liabilities	25	(12)	31

Net cash from operating activities	(2,129)	(681)	(1,094)
Investing Activities:
Capital contributions to subsidiaries	(15,000)	(10,000)	—

Net cash from investing activities	(15,000)	(10,000)	—
Financing Activities:
Proceeds from issuance of junior subordinated debentures	—	15,464	—
Retirement of junior subordinated debentures	—	(15,855)	—
Excess tax benefit from stock-based compensation	120	118	—
Proceeds from issuance of preferred stock and common stock warrants	34,000	—	—
Proceeds from issuance of common stock, net of purchase of treasury stock	473	42,185	171

Net cash from financing activities	34,593	41,912	171

Net change in cash and cash equivalents	17,464	31,231	(923)
Cash and cash equivalents at beginning of year	32,261	1,030	1,953

Cash and cash equivalents at end of year	$49,725	$32,261	$1,030

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

NOTE W – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Interest income	$20,193	$21,240	$20,481	$21,032	$20,065	$19,675	$20,532	$19,480
Interest expense	8,251	11,809	8,873	11,966	9,220	11,677	10,653	11,800

Net interest income	11,942	9,431	11,608	9,066	10,845	7,998	9,879	7,680
Provision for loan losses	18,648	1,176	5,249	1,008	3,777	945	1,501	900

Net interest income after provision for loan losses	(6,706)	8,255	6,359	8,058	7,068	7,053	8,378	6,780
Noninterest income	3,488	6,269	5,975	7,521	6,160	8,721	6,677	8,455
Noninterest expense	12,414	12,367	12,073	12,489	12,597	13,289	13,277	12,462

Net earnings (loss) before income taxes	(15,632)	2,157	261	3,090	631	2,485	1,778	2,773
Income tax expense (benefit)	(5,679)	454	33	842	150	827	608	998

Net earnings (loss)	$(9,953)	$1,703	$228	$2,248	$481	$1,658	$1,170	$1,775

Earnings (loss) available to common shareholders	$(10,119)	$1,703	$228	$2,248	$481	$1,658	$1,170	$1,775

Earnings (loss) per common share:
Basic	$(1.02)	$0.17	$0.02	$0.24	$0.05	$0.22	$0.12	$0.23
Diluted	(1.02)	0.16	0.02	0.22	0.04	0.20	0.11	0.22