Form 10-Q
period 2009-03-31
Encore Bancshares Inc
filed 2009-05-06
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

(713) 787-3100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 10.3 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$19,313	$23,044
Interest-bearing deposits in banks	100,982	91,459
Federal funds sold and other temporary investments	3,290	3,549

Cash and cash equivalents	123,585	118,052
Securities available-for-sale, at estimated fair value	77,875	78,816
Securities held-to-maturity, at amortized cost	114,706	95,875
Mortgages held-for-sale	6,340	150
Loans receivable	1,179,083	1,218,404
Allowance for loan losses	(26,664)	(25,105)

Net loans receivable	1,152,419	1,193,299
Federal Home Loan Bank of Dallas stock, at cost	9,547	9,534
Investment in real estate	5,537	2,781
Premises and equipment, net	16,901	17,362
Goodwill	27,873	27,873
Other intangible assets, net	5,861	6,031
Cash surrender value of life insurance policies	14,870	14,686
Accrued interest receivable and other assets	22,210	23,385

	$1,577,724	$1,587,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$158,994	$131,709
Interest-bearing	957,602	969,088

Total deposits	1,116,596	1,100,797
Borrowings and repurchase agreements	244,999	272,026
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	7,926	8,660

Total liabilities	1,390,140	1,402,102
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at March 31, 2009 and December 31, 2008; aggregate liquidation preference of $34,222 and $34,127	28,590	28,461
Common stock, $1 par value, 50,000 shares authorized; 10,240 shares at March 31, 2009 and 10,247 shares at December 31, 2008 issued	10,240	10,247
Additional paid-in capital	115,743	115,489
Retained earnings	32,105	31,523
Common stock in treasury, at cost (8 shares at March 31, 2009 and 6 shares at December 31, 2008)	(109)	(98)
Accumulated other comprehensive income	1,015	120

Total shareholders’ equity	187,584	185,742

	$1,577,724	$1,587,844

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$17,479	$18,378
Mortgages held-for-sale	28	32
Securities	1,962	1,319
Federal funds sold and other temporary investments	156	803

Total interest income	19,625	20,532
Interest expense:
Deposits	5,732	8,542
Borrowings and repurchase agreements	2,116	1,755
Junior subordinated debentures	316	356

Total interest expense	8,164	10,653

Net interest income	11,461	9,879
Provision for loan losses	3,039	1,501

Net interest income after provision for loan losses	8,422	8,378
Noninterest income:
Trust and investment management fees	3,749	4,407
Mortgage banking	151	54
Insurance commissions and fees	1,610	1,727
Real estate operations	(245)	55
Other	572	434

Total noninterest income	5,837	6,677
Noninterest expense:
Compensation	7,514	8,078
Occupancy	1,454	1,438
Equipment	433	531
Advertising and promotion	216	204
Outside data processing	764	694
Professional fees	936	1,156
Intangible amortization	171	187
Other	982	989

Total noninterest expense	12,470	13,277

Net earnings before income taxes	1,789	1,778
Income tax expense	654	608

Net earnings	$1,135	$1,170

Earnings available to common shareholders	$582	$1,170

Earnings per common share:
Basic	$0.06	$0.12
Diluted	0.05	0.11
Average common shares outstanding	10,233	10,144
Diluted average common shares outstanding	10,880	10,854

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2009

(Unaudited, amounts in thousands)

	Preferred	Common Stock		Additional Paid-in	Retained	Common Stock in	Accumulated Other Comprehensive	Total Shareholders’
	Stock	Shares	Amount	Capital	Earnings	Treasury	Income	Equity
Balance at January 1, 2009	$28,461	10,247	$10,247	$115,489	$31,523	$(98)	$120	$185,742
Stock-based compensation cost recognized in earnings	—	—	—	247	—	—	—	247
Forfeitures of restricted stock	—	(7)	(7)	7	—	—	—	—
Purchase of treasury stock (2 shares)	—	—	—	—	—	(11)	—	(11)
Comprehensive income:
Net earnings	—	—	—	—	1,135	—	—	1,135
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $505	—	—	—	—	—	—	895	895
Total comprehensive income								2,030
Dividend on preferred stock and amortization of preferred stock discount	129	—	—	—	(553)	—	—	(424)

Balance at March 31, 2009	$28,590	10,240	$10,240	$115,743	$32,105	$(109)	$1,015	$187,584

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,135	$1,170
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Provision for loan losses	3,039	1,501
Amortization of premiums and discounts, net	198	319
Stock-based compensation	247	335
Depreciation	558	616
Gain on sale of loans	(102)	(64)
Loss on sale of foreclosed real estate	98	6
Increase in mortgages held-for-sale	(18,262)	(8,646)
Proceeds from sale of mortgage loans	12,174	8,178
Federal Home Loan Bank of Dallas stock dividends	(13)	(66)
(Increase) decrease in accrued interest receivable	(242)	527
(Increase) decrease in other assets	730	(271)
Decrease in accrued interest payable	(156)	(63)
Increase (decrease) in other liabilities	(673)	338

Net cash provided (used) by operating activities	(1,269)	3,880

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,322)	—
Principal collected on available-for-sale securities	3,566	187
Proceeds from sales of available-for-sale securities	3,026	—
Purchases of held-to-maturity securities	(26,873)	—
Principal collected on held-to-maturity securities	8,085	10,848
Proceeds from sales of foreclosed real estate	658	53
Cash paid for acquisition	—	(27)
Loan originations and principal collections, net	34,329	(61,594)
Purchases of Federal Home Loan Bank stock	—	(1,041)
Purchases of premises and equipment	(97)	(574)

Net cash provided (used) by investing activities	18,372	(52,148)

Cash flows from financing activities:
Net increase in deposits	15,799	69,773
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	—	30,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(12)	(25,000)
Increase (decrease) in repurchase agreements	(26,969)	10,496
Payment on notes payable	(46)	(46)
Proceeds from issuance of common stock, net of purchase of treasury stock	(11)	335
Preferred dividend paid	(331)	—

Net cash provided (used) by financing activities	(11,570)	85,558

Net increase in cash and cash equivalents	5,533	37,290
Cash and cash equivalents at beginning of period	118,052	78,415

Cash and cash equivalents at end of period	$123,585	$115,705

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$8,320	$10,716
Income taxes paid	—	385
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	3,512	1,302

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), and Town & Country Insurance Agency, Inc. (Town & Country). We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

We must make estimates and assumptions that affect amounts reported in our interim consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

These interim consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

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

Adoption of New Accounting Pronouncements

On January 1, 2009, we adopted the following new accounting pronouncements:

Financial Accounting Standards Board (FASB) Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1);

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1); and

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements-An Amendment of ARB No. 51 (SFAS 160).

EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined that our outstanding nonvested restricted stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed by Statement of Financial Accounting Standards (SFAS) 128, Earnings Per Share. In accordance with the adoption of the provisions of this standard, all previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies we acquire in business combinations occurring after January 1, 2009. The adoption of FSP 141(R)-1 had no effect on our consolidated financial statements; however, the future effect is dependant upon whether we make any acquisitions and the specifics of those acquisitions.

SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS 160 did not have a material effect on our consolidated financial statements.

Descriptions of our significant accounting policies are included in Note A to our consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K. There have been no significant changes to these policies.

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

The changes in the components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2009	2008
Unrealized holding gains on available-for-sale securities	$1,400	$144
Tax expense	(505)	(52)

Net-of-tax amount	$895	$92

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

Recent Accounting Pronouncements

FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. We do not expect the adoption of FSP 157-4 to have a material effect on our consolidated financial statements.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FSP 124-2). FSP 115-2 and FSP 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 and FSP 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP 115-2 and FSP 124-2 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. We do not expect the adoption of FSP 115-2 and FSP 124-2 to have a material effect on our consolidated financial statements.

FASB Staff Position No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP 107-1 and APB 28-1 will be included our interim financial statements beginning with the second quarter of 2009.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

The amortized cost and fair values for the major categories of securities available-for-sale and held-to-maturity were as follows:

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Securities of U.S. states and political subdivisions	$1,296	$1,296	$—	$—
Mortgage-backed securities	68,342	70,395	71,897	72,609
Other securities	4,202	4,094	4,202	4,142

Total	73,840	75,785	76,099	76,751
Marketable equity securities	2,016	2,090	2,016	2,065

Total available-for-sale securities	$75,856	$77,875	$78,115	$78,816

Held-to-maturity:
Securities of U.S. states and political subdivisions	$9,192	$9,046	$—	$—
Mortgage-backed securities	87,783	88,754	95,875	96,928
Other securities	17,731	16,683	—	—

Total held-to-maturity securities	$114,706	$114,483	$95,875	$96,928

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	March 31, 2009	December 31, 2008
Commercial:
Commercial	$127,279	$135,534
Commercial real estate	315,090	311,909
Real estate construction	87,352	95,668

Total commercial	529,721	543,111

Consumer:
Residential real estate first lien	229,981	241,969
Residential real estate second lien	294,994	302,141
Home equity lines	80,099	82,555
Consumer installment - indirect	12,643	14,409
Consumer other	31,645	34,219

Total consumer	649,362	675,293

Total loans receivable	$1,179,083	$1,218,404

Included in loans receivable is $2,863 and $2,925 of net deferred loan origination costs at March 31, 2009 and December 31, 2008.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$25,105	$11,161
Provision for loan losses	3,039	1,501
Loans charged-off	(1,653)	(1,108)
Recoveries of loans previously charged-off	173	49

Balance at end of period	$26,664	$11,603

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31, 2009	December 31, 2008
Impaired loans on nonaccrual without a valuation allowance	$11,626	$10,408
Impaired loans on nonaccrual with a valuation allowance	17,703	15,272

Total impaired loans (1)	$29,329	$25,680

Valuation allowance related to impaired loans	$7,832	$7,288

Total nonaccrual loans	$34,698	$30,531

Total accruing loans past due 90 days or more (2)	$—	$646

(1) Does not include consumer loans which are not evaluated separately for impairment. (2) As of March 31, 2009, loans past due 90 days or more are either charged-off or included in nonaccrual loans.

NOTE D – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of March 31, 2009 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$174,044	11.26%	$61,803	4.00%	N/A	N/A
Encore Bank, N.A.	126,524	8.21	61,665	4.00	$77,082	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$174,044	14.83%	$46,948	4.00%	N/A	N/A
Encore Bank, N.A	126,524	10.81	46,799	4.00	$70,198	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$188,871	16.09%	$93,895	8.00%	N/A	N/A
Encore Bank, N.A.	141,304	12.08	93,598	8.00	$116,997	10.00%

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

NOTE E – COMMITMENTS AND CONTINGENCIES

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

NOTE F – EARNINGS PER COMMON SHARE

On January 1, 2009, we adopted EITF 03-6-1, which requires that nonvested restricted stock be included in the calculation of basic average common shares outstanding for all periods presented. Prior to January 1, 2009, we had included the effect of nonvested restricted stock in the calculation of diluted average common shares outstanding.

The factors used in the earnings per common share computation follow:

	Three Months Ended March 31,
	2009	2008
Basic:
Earnings available to common shareholders	$582	$1,170
Average common shares outstanding, including nonvested restricted stock	10,233	10,144
Per Share	$0.06	$0.12
Diluted:
Average common shares outstanding	10,233	10,144
Add: Net effect of the assumed exercise of stock options	—	425
Contingent share-based consideration	647	285

Diluted average common shares outstanding	10,880	10,854
Per Share	$0.05	$0.11

Earnings available to common shareholders are net earnings after deducting preferred dividends of $553 in 2009. No dividends have been declared on our common stock.

We had 1,359 shares of outstanding stock options and warrants that could potentially dilute basic earnings per share (EPS) in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the three months ended March 31, 2009. There were none in 2008.

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In accordance with SFAS 157, Fair Value Measurements, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

March 31, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

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

The table below presents the balances of assets measured at fair value on a recurring basis as of March 31, 2009:

Description	Total	Level 1	Level 2
Available-for-sale securities (1)	$74,192	$2,501	$71,691

Total	$74,192	$2,501	$71,691

(1) Excludes cost-basis equity securities of $3,683.

For assets measured at fair value on a nonrecurring basis during 2009 that were still held on the balance sheet at March 31, 2009, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Losses for the Three Months Ended March 31, 2009
Loans (1)	$24,357	$24,357	$41
Investment in real estate (2)	5,537	5,537	—

Total	$29,894	$29,894	$41

(1)    Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.

(2)    Represents carrying value of foreclosed assets measured at fair value upon initial recognition or subsequent impairment.

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

The accounting policies of each line of business are the same as those described in the summary of significant accounting policies included in Note A to our consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K. Revenues, expenses, and assets are recorded by each line of business, and we separately review financial information. In addition to direct expenses, each line of business was allocated certain general corporate expenses such as executive administration, accounting, internal audit, and human resources based on the average asset level of the operating segment. Activities that are not directly attributable to the reportable operating segments, including the elimination of intercompany transactions, are presented under “Other”.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
Three months ended March 31, 2009

Net interest income (expense)	$11,736	$38	$3	$(316)	$11,461
Provision for loan losses	3,039	—	—	—	3,039
Noninterest income	394	3,749	1,694	—	5,837
Noninterest expense	8,339	3,098	1,033	—	12,470

Earnings (loss) before income taxes	752	689	664	(316)	1,789
Income tax expense (benefit)	291	243	233	(113)	654

Net earnings (loss)	$461	$446	$431	$(203)	$1,135

Total assets at March 31, 2009	$1,584,698	$48,648	$7,695	$(63,317)	$1,577,724

Three months ended March 31, 2008

Net interest income (expense)	$10,130	$64	$41	$(356)	$9,879
Provision for loan losses	1,501	—	—	—	1,501
Noninterest income	519	4,407	1,732	19	6,677
Noninterest expense	9,103	3,070	1,104	—	13,277

Earnings (loss) before income taxes	45	1,401	669	(337)	1,778
Income tax expense (benefit)	(15)	504	240	(121)	608

Net earnings (loss)	$60	$897	$429	$(216)	$1,170

Total assets at March 31, 2008	$1,500,462	$47,444	$10,143	$(69,423)	$1,488,626

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Encore Bancshares, Inc. is a bank holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and six private client offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of March 31, 2009, we reported, on a consolidated basis, total assets of $1.6 billion, total loans of $1.2 billion, total deposits of $1.1 billion, shareholders’ equity of $187.6 million and $2.1 billion in assets under management.

Results of Operations

Net earnings for the quarter ended March 31, 2009 were $1.1 million, or $0.05 per diluted common share, compared with $1.2 million, or $0.11 per diluted common share, for the quarter ended March 31, 2008. The decrease in diluted earnings per share was due to the accrual of dividends on preferred stock which was issued in the fourth quarter of 2008. Results for the first quarter of 2009 include an improvement in net interest income on a fully taxable-equivalent basis (TE) of $1.7 million, or 16.8%, and a decrease in expenses of $807,000 due primarily to lower compensation expenses and professional fees. Offsetting these improvements were a $1.5 million increase in the provision for loan losses and lower noninterest income resulting from lower trust and investment management fees.

We posted a return on average common equity of 1.49% and 2.97%, a return on average assets of 0.29% and 0.33%, and an efficiency ratio of 71.10% and 79.06% for the quarters ended March 31, 2009 and 2008. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

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

Net interest income (TE) was $11.5 million for the three months ended March 31, 2009, an increase of $1.7 million, or 16.8%, compared with the first quarter of 2008. Average earning assets grew $140.9 million, or 10.4%, due primarily to growth in loans. The net interest margin (TE) expanded 19 basis points to 3.13% for the same comparison period, due in part to the falling rate environment as the yield on the loan portfolio fell less than the cost of deposits. In addition, average noninterest-bearing deposits were $140.8 million for the first quarter of 2009, a $33.9 million, or 31.7%, increase compared with the same period of 2008.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin for the same periods. All balances are daily average balances and nonaccrual loans were included in the average loans with a zero yield for the purpose of calculating the rate earned on total loans. To give effect to our tax-exempt securities and loans, taxable-equivalent adjustments have been made with respect to these assets in 2009. Taxable-equivalent amounts in 2008 were immaterial.

	Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,208,697	$17,544	5.89%	$1,119,439	$18,378	6.60%
Mortgages held-for-sale	1,391	28	8.16	1,465	32	8.79
Securities (1)	187,953	1,973	4.26	142,098	1,319	3.73
Federal funds sold and other	95,314	156	0.66	89,419	803	3.61

Total interest-earning assets (1)	1,493,355	19,701	5.35	1,352,421	20,532	6.11
Less: Allowance for loan losses	(25,181)			(11,178)
Noninterest-earning assets	111,018			102,266

Total assets	$1,579,192			$1,443,509

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$181,976	$213	0.47%	$182,483	$953	2.10%
Money market and savings	228,402	678	1.20	333,241	2,380	2.87
Time deposits	555,006	4,841	3.54	434,597	5,209	4.82

Total interest-bearing deposits	965,384	5,732	2.41	950,321	8,542	3.62
Borrowings and repurchase agreements	255,526	2,116	3.36	193,855	1,755	3.64
Junior subordinated debentures	20,619	316	6.22	20,619	356	6.94

Total interest-bearing liabilities	1,241,529	8,164	2.67	1,164,795	10,653	3.68

Noninterest-bearing liabilities:
Noninterest-bearing deposits	140,821			106,905
Other liabilities	10,269			13,313

Total liabilities	1,392,619			1,285,013
Shareholders’ equity	186,573			158,496

Total liabilities and shareholders’ equity	$1,579,192			$1,443,509

Net interest income (1)		$11,537			$9,879

Net interest spread (1)			2.68%			2.43%
Net interest margin (1)			3.13%			2.94%

(1)	On taxable-equivalent basis in 2009 to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate. Taxable-equivalent amounts in 2008 were immaterial.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $3.0 million for the three months ended March 31, 2009, an increase of $1.5 million compared with the same period of 2008. The increase in the provision reflects the amount we consider necessary to fund losses inherent in the loan portfolio primarily as a result of the recessionary economic environment, weakness in our Florida market, and the higher net charge-offs compared with the first quarter of 2008 and other qualitative factors.

Noninterest Income

Noninterest income represented 33.74% and 40.33% of total revenue for the three months ended March 31, 2009 and 2008.

Noninterest income decreased $840,000, or 12.6%, to $5.8 million for the three months ended March 31, 2009, compared with the same period in 2008. The decrease was due primarily to lower trust and investment management fees, which declined $658,000, or 14.9%, to $3.7 million. The decline in trust and investment management fees was due primarily to a 21.9% decrease in assets under management due to the sharp drop in equity markets. In addition, real estate operations, which includes repossessed property, declined $300,000 compared with the first quarter of 2008 due primarily to taxes and legal fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Trust and investment management fees	$3,749	$4,407
Mortgage banking	151	54
Insurance commissions and fees	1,610	1,727
Real estate operations	(245)	55
Other	572	434

Total noninterest income	$5,837	$6,677

Noninterest Expense

Noninterest expense was $12.5 million, a decrease of $807,000, or 6.1%, compared with the first quarter of 2008. Noninterest expense in the first quarter of 2008 included $415,000 of legal fees related to an arbitration matter and a severance charge (included in compensation) of $635,000. Other noninterest expense includes $52,000 in FDIC insurance assessments, net of the FDIC credit recognized, in the first quarter of 2009. This amount gives effect to the increased FDIC assessment rates effective January 2009. Excluding the credit from the FDIC, the assessment would have been $224,000. We expect this credit to run out later in 2009. In addition to regular assessments, the FDIC has proposed a special assessment of 20 basis points based on deposits as of June 30, 2009 and payable on September 30, 2009. This special assessment could be lowered to 10 basis points if the FDIC’s borrowing authority is increased pursuant to legislation which was recently introduced in Congress. Further, the special assessment could drop below 10 basis points if the recently proposed surcharge on longer-term guaranteed debt issued under the FDIC’s Temporary Liquidity Guarantee Program is approved.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Compensation	$7,514	$8,078
Non-staff expenses:
Occupancy	1,454	1,438
Equipment	433	531
Advertising and promotion	216	204
Outside data processing	764	694
Professional fees	936	1,156
Intangible amortization	171	187
Other	982	989

Total noninterest expense	$12,470	$13,277

Income Tax Expense

The provision for income taxes was $654,000 for the three months ended March 31, 2009, compared with $608,000 for the same three months of 2008. The effective tax rate for the three months ended March 31, 2009 and 2008 was 36.6% and 34.2%.

Result of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended March 31, 2009
Net interest income (expense)	$11,736	$38	$3	$(316)	$11,461
Provision for loan losses	3,039	—	—	—	3,039
Noninterest income	394	3,749	1,694	—	5,837
Noninterest expense	8,339	3,098	1,033	—	12,470

Earnings (loss) before income taxes	752	689	664	(316)	1,789
Income tax expense (benefit)	291	243	233	(113)	654

Net earnings (loss)	$461	$446	$431	$(203)	$1,135

Total assets at March 31, 2009	$1,584,698	$48,648	$7,695	$(63,317)	$1,577,724

Three months ended March 31, 2008
Net interest income (expense)	$10,130	$64	$41	$(356)	$9,879
Provision for loan losses	1,501	—	—	—	1,501
Noninterest income	519	4,407	1,732	19	6,677
Noninterest expense	9,103	3,070	1,104	—	13,277

Earnings (loss) before income taxes	45	1,401	669	(337)	1,778
Income tax expense (benefit)	(15)	504	240	(121)	608

Net earnings (loss)	$60	$897	$429	$(216)	$1,170

Total assets at March 31, 2008	$1,500,462	$47,444	$10,143	$(69,423)	$1,488,626

Banking

Net earnings for the three months ended March 31, 2009 increased to $461,000, compared with $60,000 in the same period of 2008. Net interest income increased $1.6 million, or 15.9%, and noninterest expense decreased $764,000, or 8.4%, but was partially offset by an increase in the provision for loan losses of $1.5 million.

Net interest income for the three months ended March 31, 2009 increased $1.6 million, or 15.9%, compared with the same period of 2008. The increase resulted primarily from an improvement in the net interest margin and a higher volume of interest-earning assets. The net interest margin improved as a result the declining interest rate environment. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended March 31, 2009 totaled $3.0 million, compared with $1.5 million for the same period of 2008. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended March 31, 2009 decreased $125,000, or 24.1%, compared with the same period in 2008 due primarily to lower real estate operations income caused by higher repossession expenses.

Noninterest expense for the three months ended March 31, 2009 decreased $764,000, or 8.4%, compared with the same period in 2008. Noninterest expense in 2008 included a $635,000 severance charge and $415,000 in legal fees related to an arbitration matter.

Wealth Management

Net earnings for the three months ended March 31, 2009 decreased $451,000, or 50.3%, compared with the same period in 2008. The decrease in earnings was due primarily to a decrease in assets under management. Assets under management were $2.1 billion as of March 31, 2009 compared with $2.7 billion as of March 31, 2008, a 21.9% decrease.

Noninterest income for the three months ended March 31, 2009 decreased $658,000, or 14.9%, compared with the same period in 2008, due primarily to decreased assets under management.

Noninterest expense for the three months ended March 31, 2009 was flat compared with the same period in 2008.

Insurance

Net earnings for the three months ended March 31, 2009 were relatively unchanged compared with the same period of 2008. Commission revenue was essentially flat due to the soft property and casualty insurance market.

Noninterest income for the three months ended March 31, 2009 decreased $38,000, or 2.2%, compared with the same period of 2008. Commission revenue was essentially flat as new customer growth was offset by lower commissions resulting from the soft property and casualty insurance market.

Noninterest expense for the three months ended March 31, 2009 decreased $71,000, or 6.4%, compared with the same period of 2008. The decrease was due primarily to lower compensation expense.

Other

“Other” consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to falling interest rates.

Financial Condition

Our total assets decreased $10.1 million, or 0.6%, to $1.6 billion as of March 31, 2009 compared with December 31, 2008. Our loan portfolio decreased $39.3 million, or 3.2%, to $1.2 billion as of March 31, 2009. Our securities portfolio increased $17.9 million, or 10.2%, to $192.6 million compared with $174.7 million as of December 31, 2008. Shareholders’ equity increased $1.8 million, or 1.0%, to $187.6 million compared with $185.7 million as of December 31, 2008.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 44.9% of our portfolio as of March 31, 2009. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 55.1% of our loan portfolio as of March 31, 2009.

Total loans were $1.2 billion as of March 31, 2009, a decrease of $39.3 million, or 3.2%, compared with December 31, 2008. The decrease in the loan portfolio was due primarily to our consumer loan portfolios as we experienced a rise in refinancing in our first and second mortgage portfolios and pay downs in our HELOC, auto and other consumer loans. In addition, we sold a pool of approximately $4.8 million of second mortgages in March.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$127,279	10.8%	$135,534	11.1%
Commercial real estate	315,090	26.7	311,909	25.6
Real estate construction	87,352	7.4	95,668	7.9

Total commercial	529,721	44.9	543,111	44.6

Consumer:
Residential real estate first lien	229,981	19.5	241,969	19.8
Residential real estate second lien	294,994	25.0	302,141	24.8
Home equity lines	80,099	6.8	82,555	6.8
Consumer installment – indirect	12,643	1.1	14,409	1.2
Consumer other	31,645	2.7	34,219	2.8

Total consumer	649,362	55.1	675,293	55.4

Total loans receivable	$1,179,083	100.0%	$1,218,404	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Nonaccrual loans	$34,698	$30,531
Accruing loans past due 90 days or more (1)	—	646
Restructured loans (2)	—	—

Total nonperforming loans	34,698	31,177

Investment in real estate	5,537	2,781

Total nonperforming assets	$40,235	$33,958

Nonperforming assets to total loans and investment in real estate	3.40%	2.78%
(1) As of March 31, 2009, loans past due 90 days or more are either charged-off or included in nonaccrual loans. (2) All troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $40.2 million and $34.0 million as of March 31, 2009 and December 31, 2008. Our ratio of nonperforming assets to total loans and investment in real estate was 3.40% and 2.78% as of March 31, 2009 and December 31, 2008. The increase in nonaccrual loans was primarily attributable to commercial real estate loans in Florida. Investment in real estate was $5.5 million at March 31, 2009 compared with $2.8 million at December 31, 2008, a $2.8 million increase due primarily to repossession of commercial real estate property in Florida and several homes under construction in Houston.

Allowance for Loan Losses

Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level which we believe is adequate to absorb all probable losses on loans inherent in the loan portfolio. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged-off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions, which includes the current weakness in our Florida markets. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

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

Net charge-offs for the first quarter of 2009 were $1.5 million, or 0.50% of average total loans on an annualized basis, compared with $1.1 million, or 0.38% of average total loans on an annualized basis for the first quarter of 2008. The rise in net charge-offs was due primarily to consumer loans, which includes residential real estate loans.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Three Months Ended March 31, 2009	As of and for the Year Ended December 31, 2008
	(dollars in thousands)
Average loans outstanding	$1,208,697	$1,170,717

Total loans outstanding at end of period	$1,179,083	$1,218,404

Allowance for loan losses at beginning of period	$25,105	$11,161

Charge-offs:
Commercial:
Commercial	(236)	(8,601)
Commercial real estate	(99)	(1,527)
Real estate construction	(239)	(830)

Total commercial	(574)	(10,958)

Consumer:
Residential real estate first lien	(34)	(634)
Residential real estate second lien	(454)	(1,323)
Home equity lines	(282)	(1,813)
Consumer installment - indirect	(261)	(1,016)
Consumer other	(48)	(80)

Total consumer	(1,079)	(4,866)

Total charge-offs	(1,653)	(15,824)

Recoveries:
Commercial:
Commercial	22	139
Commercial real estate	—	6
Real estate construction	—	—

Total commercial	22	145

Consumer:
Residential real estate first lien	34	41
Residential real estate second lien	17	130
Home equity lines	24	9
Consumer installment - indirect	76	139
Consumer other	—	129

Total consumer	151	448

Total recoveries	173	593

Net charge-offs	(1,480)	(15,231)

Provision for loan losses	3,039	29,175

Allowance for loan losses at end of period	$26,664	$25,105

Ratio of net charge-offs to average loans	0.50%	1.30%
Ratio of allowance for loan losses to period end loans	2.26	2.06
Ratio of allowance for loan losses to nonperforming loans	76.85	80.52

Securities

Total securities were $192.6 million as of March 31, 2009, an increase of $17.9 million, or 10.2%, compared with $174.7 million as of December 31, 2008. The increase was due to securities purchases which consisted of municipal and corporate bonds.

Deposits

Our deposits averaged $1.1 billion for the three months ended March 31, 2009, an increase of $44.9 million, or 4.2%, over average deposits for the year ended December 31, 2008. As of March 31, 2009, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $754.2 million, or 67.5%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 32.5% of total deposits. As of March 31, 2009, total deposits increased $15.8 million, or 1.4%, to $1.1 billion compared with total deposits as of December 31, 2008.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31, 2009		Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$140,821	—%	$120,682	—%
Interest checking	181,976	0.47	187,412	1.34
Money market and savings	228,402	1.20	291,749	1.97
Time deposits less than $100,000	205,099	3.73	195,321	4.39

Core deposits	756,298	1.49	795,164	2.12

Time deposits $100,000 and greater	308,229	3.56	239,696	4.25
Brokered deposits	41,678	2.44	26,458	3.15

Total deposits	$1,106,205	2.10%	$1,061,318	2.63%

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

Our borrowings and repurchase agreements were $245.0 million as of March 31, 2009. The outstanding balance as of March 31, 2009 includes $210.0 million in long term advances from FHLB and $35.0 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings. Additionally, we had $15,000 in notes payable related to the acquisition of Town & Country Insurance Agency, Inc.

We decreased our borrowings and repurchase agreements $27.0 million, or 9.9%, to $245.0 million as of March 31, 2009 from $272.0 million as of December 31, 2008. The decrease was due primarily to a decrease in repurchase agreements with clients.

The following table summarizes our two issues of junior subordinated debentures outstanding as of March 31, 2009:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of March 31, 2009	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	4.27%	Adjustable quarterly	3 month	$5,155	9/24/2033
					LIBOR + 2.95%
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. As of March 31, 2009, our average deposits were $1.1 billion, or 70.0% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $1.8 million, or 1.0%, to $187.6 million as of March 31, 2009 compared with $185.7 million as of December 31, 2008, primarily due to net earnings and an increase in other comprehensive income resulting from unrealized securities gains.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. From time to time, we have issued trust preferred securities through a subsidiary trust either to fund organic growth or to support an acquisition. Trust preferred securities can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of core capital elements. Any amount above this limit can be eligible for treatment as Tier 2 capital. We currently have the capacity to issue additional trust preferred securities that would be treated as Tier 1 capital.

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

The following table presents capital amounts and ratios for us and Encore Bank as of March 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$174,044	11.26%	$61,803	4.00%	N/A	N/A
Tier 1 risk-based	174,044	14.83	46,948	4.00	N/A	N/A
Total risk-based	188,871	16.09	93,895	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$126,524	8.21%	$61,665	4.00%	$77,082	5.00%
Tier 1 risk-based	126,524	10.81	46,799	4.00	70,198	6.00
Total risk-based	141,304	12.08	93,598	8.00	116,997	10.00

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information previously disclosed in the Critical Accounting Policies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the Asset/Liability Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors

In addition to the information contained in this report, you should consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our Risk Factors from those disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2009. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock issued under our 2000 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Month in 2009	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		$—	—	—
February	1,960	(1)	5.49	—	—
March	—		—	—	—

Total	1,960		$5.49	—	—

(1)	The 1,960 shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on the vesting of restricted stock under our 2000 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

May 6, 2009	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer and President

May 6, 2009	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer