Form 10-Q
period 2009-06-30
Encore Bancshares Inc
filed 2009-08-06
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2009, there were 10.3 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$17,891	$23,044
Interest-bearing deposits in banks	124,959	91,459
Federal funds sold and other temporary investments	3,263	3,549

Cash and cash equivalents	146,113	118,052
Securities available-for-sale, at estimated fair value	132,437	78,816
Securities held-to-maturity, at amortized cost	108,594	95,875
Mortgages held-for-sale	1,168	150
Loans receivable	1,148,820	1,218,404
Allowance for loan losses	(25,214)	(25,105)

Net loans receivable	1,123,606	1,193,299
Federal Home Loan Bank of Dallas stock, at cost	9,561	9,534
Investment in real estate	8,032	2,781
Premises and equipment, net	16,435	17,362
Goodwill	27,873	27,873
Other intangible assets, net	5,691	6,031
Cash surrender value of life insurance policies	15,019	14,686
Accrued interest receivable and other assets	22,189	23,385

	$1,616,718	$1,587,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$146,373	$131,709
Interest-bearing	1,030,134	969,088

Total deposits	1,176,507	1,100,797
Borrowings and repurchase agreements	223,218	272,026
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,565	8,660

Total liabilities	1,428,909	1,402,102
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at June 30, 2009 and December 31, 2008; aggregate liquidation preference of $34,222 and $34,127	28,718	28,461
Common stock, $1 par value, 50,000 shares authorized; 10,346 shares at June 30, 2009 and 10,247 shares at December 31, 2008 issued	10,346	10,247
Additional paid-in capital	115,698	115,489
Retained earnings	32,372	31,523
Common stock in treasury, at cost (9 shares at June 30, 2009 and 6 shares at December 31, 2008)	(123)	(98)
Accumulated other comprehensive income	798	120

Total shareholders’ equity	187,809	185,742

	$1,616,718	$1,587,844

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$17,220	$18,238	$34,699	$36,616
Mortgages held-for-sale	32	25	60	57
Securities	2,121	1,250	4,083	2,569
Federal funds sold and other temporary investments	156	552	312	1,355

Total interest income	19,529	20,065	39,154	40,597
Interest expense:
Deposits	5,643	7,123	11,375	15,665
Borrowings and repurchase agreements	2,119	1,767	4,235	3,522
Junior subordinated debentures	309	330	625	686

Total interest expense	8,071	9,220	16,235	19,873

Net interest income	11,458	10,845	22,919	20,724
Provision for loan losses	2,927	3,777	5,966	5,278

Net interest income after provision for loan losses	8,531	7,068	16,953	15,446
Noninterest income:
Trust and investment management fees	4,087	4,660	7,836	9,067
Mortgage banking	351	135	502	189
Insurance commissions and fees	1,404	1,385	3,014	3,112
Other	485	455	1,079	916

Total noninterest income	6,327	6,635	12,431	13,284
Noninterest expense:
Compensation	7,231	7,467	14,745	15,545
Occupancy	1,554	1,485	3,008	2,923
Equipment	449	487	882	1,018
Advertising and promotion	200	219	416	423
Outside data processing	783	717	1,547	1,411
Professional fees	1,043	739	1,979	1,895
Intangible amortization	169	188	340	375
FDIC assessment	746	30	798	61
Other	1,536	1,740	2,733	2,670

Total noninterest expense	13,711	13,072	26,448	26,321

Net earnings before income taxes	1,147	631	2,936	2,409
Income tax expense	326	150	980	758

Net earnings	$821	$481	$1,956	$1,651

Earnings available to common shareholders	$267	$481	$849	$1,651

Earnings per common share:
Basic	$0.03	$0.05	$0.08	$0.16
Diluted	0.02	0.04	0.08	0.15
Average common shares outstanding	10,334	10,202	10,284	10,173
Diluted average common shares outstanding	11,145	10,925	11,013	10,889

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2009

(Unaudited, amounts in thousands)

	Preferred	Common Stock		Additional Paid-in	Retained	Common Stock in	Accumulated Other Comprehensive	Total Shareholders’
	Stock	Shares	Amount	Capital	Earnings	Treasury	Income	Equity
Balance at January 1, 2009	$28,461	10,247	$10,247	$115,489	$31,523	$(98)	$120	$185,742
Stock-based compensation cost recognized in earnings	—	—	—	350	—	—	—	350
Issuance of restricted stock	—	107	107	(107)	—	—	—	—
Forfeitures of restricted stock	—	(8)	(8)	8	—	—	—	—
Excess tax expense from stock-based compensation	—	—	—	(42)	—	—	—	(42)
Purchase of treasury stock (3 shares)	—	—	—	—	—	(25)	—	(25)
Comprehensive income:
Net earnings	—	—	—	—	1,956	—	—	1,956
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $362	—	—	—	—	—	—	678	678

Total comprehensive income								2,634
Dividends on preferred stock and amortization of preferred stock discount	257	—	—	—	(1,107)	—	—	(850)

Balance at June 30, 2009	$28,718	10,346	$10,346	$115,698	$32,372	$(123)	$798	$187,809

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,956	$1,651
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	5,966	5,278
Amortization of premiums and discounts, net	402	672
Stock-based compensation	350	598
Depreciation	1,439	1,536
Gain on sale of loans	(394)	(133)
Loss on sale of foreclosed real estate	144	39
Increase in mortgages held-for-sale	(35,817)	(16,775)
Proceeds from sale of mortgage loans	35,193	18,304
Federal Home Loan Bank of Dallas stock dividends	(17)	(118)
Excess tax benefit from stock-based compensation	—	(81)
(Increase) decrease in accrued interest receivable	(155)	765
(Increase) decrease in other assets	590	(2,459)
Increase (decrease) in accrued interest payable	(85)	81
Increase (decrease) in other liabilities	(80)	4,713

Net cash provided by operating activities	9,492	14,071

Cash flows from investing activities:
Purchases of available-for-sale securities	(64,249)	(30,203)
Principal collected on available-for-sale securities	8,480	775
Proceeds from sales of available-for-sale securities	3,026	—
Purchases of held-to-maturity securities	(32,222)	—
Principal collected on held-to-maturity securities	19,603	26,465
Proceeds from sales of foreclosed real estate	1,224	1,739
Cash paid for acquisition	—	(33)
Loan originations and principal collections, net	56,779	(79,608)
Purchases of Federal Home Loan Bank stock	(10)	(1,945)
Purchases of premises and equipment	(183)	(1,421)

Net cash used by investing activities	(7,552)	(84,231)

Cash flows from financing activities:
Net increase in deposits	75,710	13,369
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	—	77,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(23)	(25,000)
Decrease in repurchase agreements	(48,723)	(13,045)
Payment on notes payable	(62)	(93)
Excess tax benefit from stock-based compensation	—	81
Proceeds from issuance of common stock, net of purchases of treasury stock	(25)	400
Preferred dividends paid	(756)	—

Net cash provided by financing activities	26,121	52,712

Net increase (decrease) in cash and cash equivalents	28,061	(17,448)
Cash and cash equivalents at beginning of period	118,052	78,415

Cash and cash equivalents at end of period	$146,113	$60,967

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$16,320	$19,792
Income taxes paid	490	1,754
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	6,948	3,340

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

These interim consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

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

Reclassification

In the second quarter of 2009, we reclassified net expenses of foreclosed real estate from other noninterest income to other noninterest expense for all periods presented. These reclassifications had no impact on financial condition, results of operations or equity in any of the reported periods.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

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

In the second quarter of 2009, we adopted the following accounting standard and FASB staff positions:

SFAS No. 165, Subsequent Events (SFAS 165). Issued in May 2009, SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements; however any future effect is dependent on the occurrence of subsequent events that fall under the scope of this standard.

FASB Staff Position No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP 107-1 and APB 28-1 are included in our interim financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

FSP 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 did not have a material effect on our consolidated financial statements.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FSP 124-2). FSP 115-2 and FSP 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 and FSP 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The adoption of FSP 115-2 and FSP 124-2 did not have a material effect on our consolidated financial statements.

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized holding gains (losses) on available-for-sale securities	$(360)	$(140)	$1,040	$4
Tax (expense) benefit	143	51	(362)	(1)

Net-of-tax amount	$(217)	$(89)	$678	$3

Subsequent Events

We have evaluated and determined that no significant subsequent events occurred through August 6, 2009.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

The amortized cost and fair values for the major categories of securities available-for-sale and held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Available-for-sale:
U.S. Government securities	$40,258	$4	$(522)	$39,740
Securities of U.S. states and political subdivisions	1,296	—	(72)	1,224
Mortgage-backed securities	82,412	2,205	(70)	84,547
Other securities	4,402	—	(56)	4,346

Total	128,368	2,209	(720)	129,857
Marketable equity securities	2,516	64	—	2,580

Total available-for-sale securities	$130,884	$2,273	$(720)	$132,437

Held-to-maturity:
Securities of U.S. states and political subdivisions	$11,439	$50	$(465)	$11,024
Mortgage-backed securities	79,357	1,015	(12)	80,360
Other securities	17,798	502	(59)	18,241

Total held-to-maturity securities	$108,594	$1,567	$(536)	$109,625

December 31, 2008
Available-for-sale:
Mortgage-backed securities	$71,897	$712	$—	$72,609
Other securities	4,202	—	(60)	4,142

Total	76,099	712	(60)	76,751
Marketable equity securities	2,016	49	—	2,065

Total available-for-sale securities	$78,115	$761	$(60)	$78,816

Held-to-maturity:
Mortgage-backed securities	$95,875	$1,057	$(4)	$96,928

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of June 30, 2009 and December 31, 2008. These securities, with unrealized losses segregated by length of impairment, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses
June 30, 2009:

Less than 12 months
Available-for-sale:
U.S. Government securities	5	$23,646	$(522)
Securities of U.S. states and political subdivisions	2	1,224	(72)
Mortgage-backed securities	1	5,019	(70)
Other securities	2	479	(56)

Total available-for-sale securities	10	$30,368	$(720)

Held-to-maturity:
Securities of U.S. states and political subdivisions	17	$8,704	$(465)
Mortgage-backed securities	1	958	(2)
Other securities	3	2,158	(59)

Total held-to-maturity securities	21	$11,820	$(526)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	5	$806	$(10)

December 31, 2008:

Less than 12 months
Available-for-sale:
Other securities	1	$310	$(38)

Held-to-maturity:
Mortgage-backed securities	2	$536	$(1)

More than 12 months
Available-for-sale:
Other securities	1	$165	$(22)

Held-to-maturity:
Mortgage-backed securities	3	$287	$(3)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell such securities. Additionally, it is more likely than not that we will not be required to sell these securities before recovery of our cost basis. Accordingly, as of June 30, 2009 and December 31, 2008, we believe the impairments detailed in the table are temporary and no impairment loss has been realized in the accompanying consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at June 30, 2009. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,991	$1,993	$—	$—
Over one year through five years	13,011	12,995	10,457	10,631
After five years through ten years	22,230	21,726	7,341	7,610
Over ten years	4,857	4,729	11,439	11,024

Total	42,089	41,443	29,237	29,265
Mortgage-backed and equity securities	88,795	90,994	79,357	80,360

Total securities	$130,884	$132,437	$108,594	$109,625

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 3.51% and 4.05% at June 30, 2009 and December 31, 2008. As of June 30, 2009, the mortgage-backed securities have contractual maturities from less than a year to 2039. Accrued interest receivable on mortgage-backed securities was $592 and $637 at June 30, 2009 and December 31, 2008.

At June 30, 2009 and December 31, 2008, securities with a carrying value of $42,932 and $75,698 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains and losses on sales of available-for-sale securities were zero for the six months ended June 30, 2009 and 2008.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $188 and $119 for the six months ended June 30, 2009 and 2008.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	June 30, 2009	December 31, 2008
Commercial:
Commercial	$126,079	$135,534
Commercial real estate	308,441	311,909
Real estate construction	78,045	95,668

Total commercial	512,565	543,111

Consumer:
Residential real estate first lien	232,885	241,969
Residential real estate second lien	292,891	302,141
Home equity lines	77,793	82,555
Consumer installment - indirect	11,202	14,409
Consumer other	21,484	34,219

Total consumer	636,255	675,293

Total loans receivable	$1,148,820	$1,218,404

Included in loans receivable is $2,822 and $2,925 of net deferred loan origination costs at June 30, 2009 and December 31, 2008.

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$26,664	$11,603	$25,105	$11,161
Provision for loan losses	2,927	3,777	5,966	5,278
Loans charged-off	(4,583)	(3,477)	(6,236)	(4,585)
Recoveries of loans previously charged-off	206	151	379	200

Balance at end of period	$25,214	$12,054	$25,214	$12,054

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired and nonaccrual loans:

	June 30, 2009	December 31, 2008
Impaired loans on nonaccrual without a valuation allowance	$6,773	$10,408
Impaired loans on nonaccrual with a valuation allowance	16,929	15,272

Total impaired loans (1)	$23,702	$25,680

Valuation allowance related to impaired loans	$5,191	$7,288

Total nonaccrual loans	$28,552	$30,531

Total accruing loans past due 90 days or more (2)	$—	$646

(1)	Does not include consumer loans which are not evaluated separately for impairment.
(2)	Beginning in 2009, loans past due 90 days or more are either charged-off or included in nonaccrual loans.

NOTE D – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of June 30, 2009 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$174,656	11.22%	$62,286	4.00%	N/A	N/A
Encore Bank, N.A.	142,658	9.19	62,117	4.00	$77,646	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$174,656	14.99%	$46,617	4.00%	N/A	N/A
Encore Bank, N.A.	142,658	12.27	46,521	4.00	$69,781	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$189,363	16.25%	$93,235	8.00%	N/A	N/A
Encore Bank, N.A.	157,345	13.53	93,041	8.00	$116,302	10.00%

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

June 30, 2009 and 2008

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

The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Earnings available to common shareholders	$267	$481	$849	$1,651
Average common shares outstanding, including nonvested restricted stock	10,334	10,202	10,284	10,173
Per Share	$0.03	$0.05	$0.08	$0.16
Diluted:
Average common shares outstanding	10,334	10,202	10,284	10,173
Add: Net effect of the assumed exercise of stock options	36	411	18	418
Contingent share-based consideration	775	312	711	298

Diluted average common shares outstanding	11,145	10,925	11,013	10,889
Per Share	$0.02	$0.04	$0.08	$0.15
Anti-dilutive stock options and warrants not included in treasury stock method computation	938	—	1,147	—

Earnings available to common shareholders are net earnings after deducting preferred dividends of $554 and $1,107 in the three months and six months ended June 30, 2009. No dividends have been declared on our common stock.

NOTE G – FAIR VALUE OF ASSETS AND LIABILITIES

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

The table below presents the balances of assets measured at fair value on a recurring basis as of June 30, 2009:

Description	Total	Level 1	Level 2
Available-for-sale securities (1)	$128,754	$42,983	$85,771

Total	$128,754	$42,983	$85,771

(1)	Excludes cost-basis equity securities of $3,683.

For assets measured at fair value on a nonrecurring basis during 2009 that were still held on the balance sheet at June 30, 2009, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Losses for the Six Months Ended June 30, 2009
Loans (1)	$21,890	$21,890	$1,919
Investment in real estate (2)	8,032	8,032	251

Total	$29,922	$29,922	$2,170

(1)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value of foreclosed assets measured at fair value upon initial recognition or subsequent impairment.

The following table summarizes the carrying values and estimated fair values of financial instruments:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$146,113	$146,113	$118,052	$118,052
Securities available-for-sale	132,437	132,437	78,816	78,816
Securities held-to-maturity	108,594	109,625	95,875	96,928
Mortgages held-for-sale	1,168	1,168	150	150
Loans receivable, net	1,123,606	1,143,570	1,193,299	1,220,926
Federal Home Loan Bank of Dallas stock	9,561	9,561	9,534	9,534
Accrued interest receivable	5,720	5,720	5,565	5,565

Financial liabilities:
Deposits	$1,176,507	$1,177,289	$1,100,797	$1,102,255
Borrowings and repurchase agreements	223,218	229,121	272,026	277,802
Accrued interest payable	1,259	1,259	1,344	1,344
Junior subordinated debentures	20,619	20,352	20,619	21,198

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

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

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

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

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

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand as of June 30, 2009 and December 31, 2008. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

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

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
For the three months ended June 30, 2009
Net interest income (expense)	$11,726	$38	$3	$(309)	$11,458
Provision for loan losses	2,927	—	—	—	2,927
Noninterest income	760	4,087	1,480	—	6,327
Noninterest expense	9,614	3,040	1,057	—	13,711

Earnings (loss) before income taxes	(55)	1,085	426	(309)	1,147
Income tax expense (benefit)	(102)	384	150	(106)	326

Net earnings (loss)	$47	$701	$276	$(203)	821

Total assets at June 30, 2009	$1,623,467	$49,563	$7,625	$(63,937)	$1,616,718

For the three months ended June 30, 2008
Net interest income (expense)	$11,116	$37	$22	$(330)	$10,845
Provision for loan losses	3,777	—	—	—	3,777
Noninterest income	541	4,660	1,458	(24)	6,635
Noninterest expense	9,298	2,725	1,049	—	13,072

Earnings (loss) before income taxes	(1,418)	1,972	431	(354)	631
Income tax expense (benefit)	(586)	709	154	(127)	150

Net earnings (loss)	$(832)	$1,263	$277	$(227)	$481

Total assets at June 30, 2008	$1,472,045	$48,146	$13,188	$(72,666)	$1,460,713

For the six months ended June 30, 2009
Net interest income (expense)	$23,462	$76	$6	$(625)	$22,919
Provision for loan losses	5,966	—	—	—	5,966
Noninterest income	1,421	7,836	3,174	—	12,431
Noninterest expense	18,220	6,138	2,090	—	26,448

Earnings (loss) before income taxes	697	1,774	1,090	(625)	2,936
Income tax expense (benefit)	189	627	383	(219)	980

Net earnings (loss)	$508	$1,147	$707	$(406)	$1,956

Total assets at June 30, 2009	$1,623,467	$49,563	$7,625	$(63,937)	$1,616,718

For the six months ended June 30, 2008
Net interest income (expense)	$21,246	$101	$63	$(686)	$20,724
Provision for loan losses	5,278	—	—	—	5,278
Noninterest income	1,032	9,067	3,190	(5)	13,284
Noninterest expense	18,373	5,795	2,153	—	26,321

Earnings (loss) before income taxes	(1,373)	3,373	1,100	(691)	2,409
Income tax expense (benefit)	(601)	1,213	394	(248)	758

Net earnings (loss)	$(772)	$2,160	$706	$(443)	$1,651

Total assets at June 30, 2008	$1,472,045	$48,146	$13,188	$(72,666)	$1,460,713

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Encore Bancshares, Inc. is a bank holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and six private client offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of June 30, 2009, we reported, on a consolidated basis, total assets of $1.6 billion, total loans of $1.1 billion, total deposits of $1.2 billion, shareholders’ equity of $187.8 million and $2.3 billion in assets under management.

In the second quarter of 2009, we reclassified net expenses of foreclosed real estate from other noninterest income to other noninterest expense for all periods presented. These reclassifications had no impact on financial condition, results of operations or equity in any of the reported periods.

Results of Operations

Net earnings for the quarter ended June 30, 2009 were $821,000, compared with $481,000 for the quarter ended June 30, 2008. Earnings per diluted common share for the second quarter of 2009 were $0.02, compared with $0.04 for the comparable period of 2008. The decrease in diluted earnings per share was due primarily to the accrual of dividends on preferred stock which was issued in the fourth quarter of 2008. Results for the second quarter of 2009 include an improvement in net interest income on a fully taxable-equivalent basis (TE) of $736,000, or 6.8%, and a decrease in the provision for loan losses of $850,000. Partially offsetting these improvements was a $639,000 increase in noninterest expense, which was due primarily to a special assessment from the FDIC.

We posted a return on average common equity of 0.67% and 1.21%, a return on average assets of 0.21% and 0.13%, and an efficiency ratio of 76.14% and 73.71% for the quarters ended June 30, 2009 and 2008. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

Net earnings for the six months ended June 30, 2009 were $2.0 million, compared with $1.7 million, for the same period of 2008. Earnings per diluted common share for the six months ended June 30, 2009 were $0.08 compared with $0.15 for the same period of 2008. Net interest income (TE) increased by $2.4 million, but this increase was partly offset by a $688,000 increase in the provision for loan losses and a $853,000 decrease in noninterest income. We posted a return on average common equity of 1.08% and 2.08%, a return on average assets of 0.25% and 0.23%, and an efficiency ratio of 73.86% and 76.29% for the six months ended June 30, 2009 and 2008.

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

Net interest income (TE) was $11.6 million for the three months ended June 30, 2009, an increase of $736,000, or 6.8%, compared with the second quarter of 2008. Average earning assets grew $110.4 million, or 7.9%, due primarily to growth in securities. The net interest margin (TE) decreased 4 basis points to 3.09% for the same comparison period. The margin compression was due in part to greater liquidity on the balance sheet and a shifting in the deposit mix as clients have moved to certificates of deposit in pursuit of higher yields. In addition, average noninterest-bearing deposits were $159.3 million for the second quarter of 2009, a $35.8 million, or 29.0%, increase compared with the same period of 2008.

Net interest income (TE) was $23.1 million for the six months ended June 30, 2009, an increase of $2.4 million, or 11.6%, compared with the same period of 2008. Average interest-earning assets increased $125.7 million, or 9.2%, due primarily to growth in securities and loans. For the six months ended June 30, 2009, the net interest margin (TE) was 3.11%, an increase of 8 basis points, compared with the same period of 2008. The improvement in the margin was due primarily to a falling interest rate environment and a steepening of the yield curve. Average loans were $1.2 billion for the six months ended June 30, 2009, a $42.3 million, or 3.7%, increase compared with the same period of 2008.

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

	Three Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans (1)	$1,166,448	$17,291	5.95%	$1,170,959	$18,238	6.26%
Mortgages held-for-sale	1,612	32	7.96	1,151	25	8.74
Securities (1)	215,473	2,173	4.04	139,510	1,250	3.60
Federal funds sold and other	121,328	156	0.52	82,841	552	2.68

Total interest-earning assets (1)	1,504,861	19,652	5.24	1,394,461	20,065	5.79
Less: Allowance for loan losses	(25,656)			(11,526)
Noninterest-earning assets	111,519			103,918

Total assets	$1,590,724			$1,486,853

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$177,393	$212	0.48%	$194,973	$641	1.32%
Money market and savings	243,276	685	1.13	307,047	1,363	1.79
Time deposits	564,583	4,746	3.37	466,199	5,119	4.42

Total interest-bearing deposits	985,252	5,643	2.30	968,219	7,123	2.96
Borrowings and repurchase agreements	226,118	2,119	3.76	202,229	1,767	3.51
Junior subordinated debentures	20,619	309	6.01	20,619	330	6.44

Total interest-bearing liabilities	1,231,989	8,071	2.63	1,191,067	9,220	3.11

Noninterest-bearing liabilities:
Noninterest-bearing deposits	159,257			123,453
Other liabilities	11,366			12,015

Total liabilities	1,402,612			1,326,535
Shareholders’ equity	188,112			160,318

Total liabilities and shareholders’ equity	$1,590,724			$1,486,853

Net interest income (1)		$11,581			$10,845

Net interest spread (1)			2.61%			2.68%
Net interest margin (1)			3.09%			3.13%

(1)	On taxable-equivalent basis in 2009 to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate. Taxable-equivalent amounts in 2008 were immaterial.

	Six Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans (1)	$1,187,456	$34,835	5.92%	$1,145,199	$36,616	6.43%
Mortgages held-for-sale	1,502	60	8.06	1,308	57	8.76
Securities (1)	201,789	4,146	4.14	140,804	2,569	3.67
Federal funds sold and other	108,393	312	0.58	86,130	1,355	3.16

Total interest-earning assets (1)	1,499,140	39,353	5.29	1,373,441	40,597	5.94
Less: Allowance for loan losses	(25,420)			(11,352)
Noninterest-earning assets	111,270			103,092

Total assets	$1,584,990			$1,465,181

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$179,672	$425	0.48%	$188,728	$1,594	1.70%
Money market and savings	235,880	1,363	1.17	320,144	3,743	2.35
Time deposits	559,821	9,587	3.45	450,398	10,328	4.61

Total interest-bearing deposits	975,373	11,375	2.35	959,270	15,665	3.28
Borrowings and repurchase agreements	240,741	4,235	3.55	198,042	3,522	3.58
Junior subordinated debentures	20,619	625	6.11	20,619	686	6.69

Total interest-bearing liabilities	1,236,733	16,235	2.65	1,177,931	19,873	3.39

Noninterest-bearing liabilities:
Noninterest-bearing deposits	150,090			115,179
Other liabilities	10,820			12,664

Total liabilities	1,397,643			1,305,774
Shareholders’ equity	187,347			159,407

Total liabilities and shareholders’ equity	$1,584,990			$1,465,181

Net interest income (1)		$23,118			$20,724

Net interest spread (1)			2.64%			2.55%
Net interest margin (1)			3.11%			3.03%

(1)	On taxable-equivalent basis in 2009 to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate. Taxable-equivalent amounts in 2008 were immaterial.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $2.9 million and $6.0 million for the three months and six months ended June 30, 2009, compared with $3.8 million and $5.3 million for the same periods of 2008. The changes in the provision in both periods compared with the same periods of 2008 reflect the amount we considered necessary to fund estimated losses inherent in the loan portfolio primarily as a result of the recessionary economic environment, weakness in our Florida market, higher net charge-offs in 2009 and other qualitative factors.

Noninterest Income

Noninterest income represented 35.57% and 37.96% of total revenue for the three months ended June 30, 2009 and 2008.

Noninterest income decreased $308,000, or 4.6%, to $6.3 million for the three months ended June 30, 2009, compared with the same period in 2008. The decrease was due primarily to a $573,000, or 12.3%, decrease in trust and investment management fees. The decline in trust and investment management fees was due to a 16.0% decrease in assets under management, as a result of depreciation in values of equity markets. Partly offsetting this decline in trust and investment management fees was a gain of $222,000 on sale of approximately $9.7 million in second mortgage loans during the second quarter of 2009.

Noninterest income decreased $853,000, or 6.4%, to $12.4 million for the six months ended June 30, 2009, compared with the same period in 2008. The decrease was due primarily to a $1.2 million, or 13.6%, decrease in trust and investment management fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Trust and investment management fees	$4,087	$4,660	$7,836	$9,067
Mortgage banking	351	135	502	189
Insurance commissions and fees	1,404	1,385	3,014	3,112
Other	485	455	1,079	916

Total noninterest income	$6,327	$6,635	$12,431	$13,284

Noninterest Expense

Noninterest expense was $13.7 million for the second quarter of 2009, up $639,000, or 4.9%, compared with the second quarter of 2008, primarily due to a special FDIC assessment of $684,000, which was levied on all banks to replenish the FDIC insurance fund. In addition, we recorded higher professional fees, which were primarily related to higher legal and audit fees at Encore Bank.

Noninterest expense for the six months ended June 30, 2009 was $26.4 million, essentially flat with the same period of 2008. The special FDIC assessment was offset by lower compensation expense in 2009 primarily due to a severance charge in 2008 and no such charge in 2009.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Compensation	$7,231	$7,467	$14,745	$15,545
Non-staff expenses:
Occupancy	1,554	1,485	3,008	2,923
Equipment	449	487	882	1,018
Advertising and promotion	200	219	416	423
Outside data processing	783	717	1,547	1,411
Professional fees	1,043	739	1,979	1,895
Intangible amortization	169	188	340	375
FDIC assessment	746	30	798	61
Other	1,536	1,740	2,733	2,670

Total noninterest expense	$13,711	$13,072	$26,448	$26,321

Income Tax Expense

The provision for income taxes increased to $326,000 for the three months ended June 30, 2009, compared with $150,000 for the same three months of 2008. The effective tax rate for the three months ended June 30, 2009 and 2008 was 28.4% and 23.8%. The provision for income taxes increased to $980,000 for the six months ended June 30, 2009, compared with $758,000 for the same period of 2008. The effective tax rate for the six months ended June 30, 2009 and 2008 was 33.4% and 31.5%.

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

The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended June 30, 2009
Net interest income (expense)	$11,726	$38	$3	$(309)	$11,458
Provision for loan losses	2,927	—	—	—	2,927
Noninterest income	760	4,087	1,480	—	6,327
Noninterest expense	9,614	3,040	1,057	—	13,711

Earnings (loss) before income taxes	(55)	1,085	426	(309)	1,147
Income tax expense (benefit)	(102)	384	150	(106)	326

Net earnings (loss)	$47	$701	$276	$(203)	$821

Total assets at June 30, 2009	$1,623,467	$49,563	$7,625	$(63,937)	$1,616,718

Three months ended June 30, 2008
Net interest income (expense)	$11,116	$37	$22	$(330)	$10,845
Provision for loan losses	3,777	—	—	—	3,777
Noninterest income	541	4,660	1,458	(24)	6,635
Noninterest expense	9,298	2,725	1,049	—	13,072

Earnings (loss) before income taxes	(1,418)	1,972	431	(354)	631
Income tax expense (benefit)	(586)	709	154	(127)	150

Net earnings (loss)	$(832)	$1,263	$277	$(227)	$481

Total assets at June 30, 2008	$1,472,045	$48,146	$13,188	$(72,666)	$1,460,713

Six months ended June 30, 2009
Net interest income (expense)	$23,462	$76	$6	$(625)	$22,919
Provision for loan losses	5,966	—	—	—	5,966
Noninterest income	1,421	7,836	3,174	—	12,431
Noninterest expense	18,220	6,138	2,090	—	26,448

Earnings (loss) before income taxes	697	1,774	1,090	(625)	2,936
Income tax expense (benefit)	189	627	383	(219)	980

Net earnings (loss)	$508	$1,147	$707	$(406)	$1,956

Total assets at June 30, 2009	$1,623,467	$49,563	$7,625	$(63,937)	$1,616,718

Six months ended June 30, 2008
Net interest income (expense)	$21,246	$101	$63	$(686)	$20,724
Provision for loan losses	5,278	—	—	—	5,278
Noninterest income	1,032	9,067	3,190	(5)	13,284
Noninterest expense	18,373	5,795	2,153	—	26,321

Earnings (loss) before income taxes	(1,373)	3,373	1,100	(691)	2,409
Income tax expense (benefit)	(601)	1,213	394	(248)	758

Net earnings (loss)	$(772)	$2,160	$706	$(443)	$1,651

Total assets at June 30, 2008	$1,472,045	$48,146	$13,188	$(72,666)	$1,460,713

Banking

Our banking segment had net earnings of $47,000 for the three months ended June 30, 2009, compared with a loss of $832,000 for the same period in 2008. Net interest income increased $610,000, or 5.5%, and the provision for loan losses decreased $850,000. Net earnings for the six months ended June 30, 2009 was $508,000, compared with a net loss of $772,000 for same period in 2008. Net interest income increased $2.2 million, or 10.4%, and noninterest income increased $389,000, while the provision for loan losses increased $688,000.

Net interest income for the three months ended June 30, 2009 increased $610,000, or 5.5%, compared with the same period of 2008. Net interest income for the six months ended June 30, 2009 increased $2.2 million, or 10.4%, compared with the same period of 2008. The increase in both periods resulted primarily from an increase in the volume of interest-earning assets. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended June 30, 2009 totaled $2.9 million, compared with $3.8 million for the same period of 2008. The provision for loan losses for the six months ended June 30, 2009 totaled $6.0 million, compared with $5.3 million for the same period of 2008. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended June 30, 2009 increased $219,000 compared with the same period in 2008. Noninterest income for the six months ended June 30, 2009 increased $389,000 compared with the same period of 2008. The increase in both periods was due primarily to higher mortgage banking income.

Noninterest expense for the three months ended June 30, 2009 increased $316,000, or 3.4%, primarily due to the FDIC special assessment. Noninterest expense for the six months ended June 30, 2009 was essentially flat compared with the same period of 2008, as the special FDIC assessment was offset by a lower compensation expense, resulting from a severance expense in the first quarter of 2008.

Wealth Management

Net earnings for the three months ended June 30, 2009 decreased $562,000, or 44.5%, compared with the same period in 2008. Net earnings for the six months ended June 30, 2009 decreased $1.0 million, or 46.9%, compared with the same period in 2008. The decrease in earnings in both periods was due primarily to a decrease in assets under management, resulting in a decline in fees. Assets under management decreased 16.0% from June 30, 2008 to $2.3 billion as of June 30, 2009.

Noninterest income for the three months ended June 30, 2009 decreased $573,000, or 12.3%, compared with the same period in 2008, due primarily to the aforementioned decrease in assets under management. Noninterest income for the six months ended June 30, 2009, decreased $1.2 million, or 13.6%.

Noninterest expense for the three months ended June 30, 2009 increased $315,000, or 11.6%, compared with the same period in 2008, due primarily to a credit in 2008 for a legal settlement. Noninterest expense for the six months ended June 30, 2009 increased $343,000, or 5.9%.

Insurance

Net earnings, noninterest income and noninterest expense for the three months and six months ended June 30, 2009 were flat compared with the same periods of 2008.

Other

“Other” consists of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to falling interest rates.

Financial Condition

Our total assets increased $28.9 million, or 1.8%, to $1.6 billion as of June 30, 2009 compared with December 31, 2008. Our loan portfolio declined $69.6 million, or 5.7%, to $1.1 billion as of June 30, 2009. Our securities portfolio increased $66.3 million, or 38.0%, to $241.0 million compared with $174.7 million as of December 31, 2008. Shareholders’ equity increased $2.1 million, or 1.1%, to $187.8 million compared with $185.7 million as of December 31, 2008.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 44.6% of our portfolio as of June 30, 2009. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 55.4% of our loan portfolio as of June 30, 2009.

Total loans were $1.1 billion as of June 30, 2009, a decrease of $69.6 million, or 5.7%, compared with December 31, 2008. The decrease in the loan portfolio was due to a combination of our construction portfolio, which experienced pay downs due to a slowdown in residential real estate construction in Houston and to our consumer loan portfolios as we experienced a rise in refinancing in our first and second mortgage portfolios and pay downs in our HELOC, auto and other consumer loans. In April and June, we sold second mortgage loans totaling approximately $9.7 million. We extended approximately $100.4 million in new credit during the second quarter of 2009 to consumers and businesses.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$126,079	11.0%	$135,534	11.1%
Commercial real estate	308,441	26.8	311,909	25.6
Real estate construction	78,045	6.8	95,668	7.9

Total commercial	512,565	44.6	543,111	44.6

Consumer:
Residential real estate first lien	232,885	20.3	241,969	19.8
Residential real estate second lien	292,891	25.5	302,141	24.8
Home equity lines	77,793	6.8	82,555	6.8
Consumer installment - indirect	11,202	1.0	14,409	1.2
Consumer other	21,484	1.8	34,219	2.8

Total consumer	636,255	55.4	675,293	55.4

Total loans receivable	$1,148,820	100.0%	$1,218,404	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Nonaccrual loans	$28,552	$30,531
Accruing loans past due 90 days or more (1)	—	646
Restructured loans (2)	—	—

Total nonperforming loans	28,552	31,177

Investment in real estate	8,032	2,781

Total nonperforming assets	$36,584	$33,958

Nonperforming assets to total loans and investment in real estate	3.16%	2.78%

(1)	Beginning in 2009, loans past due 90 days or more are either charged-off or included in nonaccrual loans.
(2)	All troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $36.6 million and $34.0 million as of June 30, 2009 and December 31, 2008. Our ratio of nonperforming assets to total loans and investment in real estate was 3.16% and 2.78% as of June 30, 2009 and December 31, 2008. Investment in real estate was $8.0 million at June 30, 2009 compared with $2.8 million at December 31, 2008, a $5.3 million increase due primarily to repossession of commercial real estate property in Florida and several homes under construction in Houston.

The following table presents information regarding nonperforming loans and the associated specific reserves for each loan category:

	June 30, 2009		December 31, 2008
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
Commercial:
Commercial	$1,831	$1,534	$5,643	$4,267
Commercial real estate	14,136	2,116	11,166	1,628
Real estate construction	5,245	1,541	9,975	1,393

Total commercial	21,212	5,191	26,784	7,288
Consumer:
Residential real estate first lien (1)	5,898	—	3,601	—
Residential real estate second lien and home equity lines	1,363	—	731	—
Consumer	79	—	61	—

Total consumer	7,340	—	4,393	—

Total nonperforming loans	$28,552	$5,191	$31,177	$7,288

(1)	Adjusted to fair value after 180 days past due.

The decrease in nonaccrual commercial loans was primarily attributable to the payoff of a $3.0 million loan to a lawyer in Houston. This decrease was partially offset by the addition of several commercial real estate loans in Florida. Nonaccrual construction loans decreased primarily due to the repossession of properties securing a $2.4 million loan to a Houston residential builder. The increase in residential real estate first lien nonaccrual loans was due primarily to residential loans in Florida.

When management’s measured value of an impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. The specific reserves are determined on an individual loan basis based on our current evaluation of loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. The amount of specific reserves can change from period to period as a result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors. Notwithstanding the specific allocations of the allowance for loan losses, the total allowance is available to absorb losses from any segment of loans.

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

Net charge-offs for the first six months of 2009 were $5.9 million, or 0.99% of average total loans on an annualized basis, compared with $4.4 million, or 0.77% of average total loans on an annualized basis for the first six months of 2008. The increase was due primarily to a rise in first mortgage net charge-offs, which consisted mostly of loans in Florida. We also experienced a modest increase in second mortgage net charge-offs, which resulted from the deteriorating economy. Net charge-offs in the first six months of 2008 include a $2.1 million partial charge-off of a loan to a Houston law firm.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Six Months Ended June 30, 2009	As of and for the Year Ended December 31, 2008
	(dollars in thousands)
Average loans outstanding	$1,187,456	$1,170,717

Total loans outstanding at end of period	$1,148,820	$1,218,404

Allowance for loan losses at beginning of period	$25,105	$11,161

Charge-offs:
Commercial:
Commercial	(1,032)	(8,601)
Commercial real estate	(656)	(1,527)
Real estate construction	(713)	(830)

Total commercial	(2,401)	(10,958)

Consumer:
Residential real estate first lien	(1,480)	(634)
Residential real estate second lien	(1,088)	(1,323)
Home equity lines	(799)	(1,813)
Consumer installment - indirect	(411)	(1,016)
Consumer other	(57)	(80)

Total consumer	(3,835)	(4,866)

Total charge-offs	(6,236)	(15,824)

Recoveries:
Commercial:
Commercial	84	139
Commercial real estate	—	6
Real estate construction	6	—

Total commercial	90	145

Consumer:
Residential real estate first lien	35	41
Residential real estate second lien	30	130
Home equity lines	112	9
Consumer installment - indirect	112	139
Consumer other	—	129

Total consumer	289	448

Total recoveries	379	593

Net charge-offs	(5,857)	(15,231)

Provision for loan losses	5,966	29,175

Allowance for loan losses at end of period	$25,214	$25,105

Ratio of net charge-offs to average loans	0.99%	1.30%
Ratio of allowance for loan losses to period end loans	2.19	2.06
Ratio of allowance for loan losses to nonperforming loans	88.31	80.52

Securities

Total securities were $241.0 million as of June 30, 2009, an increase of $66.3 million, or 38.0%, compared with $174.7 million as of December 31, 2008. The increase was due to securities purchases which consisted of U.S. Government, municipal and corporate bonds.

Deposits

Our deposits averaged $1.1 billion for the six months ended June 30, 2009, an increase of $64.1 million, or 6.0%, over average deposits for the year ended December 31, 2008. As of June 30, 2009, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $832.3 million, or 70.7%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 29.3% of total deposits. As of June 30, 2009, total deposits increased $75.7 million, or 6.9%, to $1.2 billion compared with total deposits as of December 31, 2008. The increase was due primarily to an increase in business money market accounts and certificates of deposit.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30, 2009		Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$150,090	—%	$120,682	—%
Interest checking	179,672	0.48	187,412	1.34
Money market and savings	235,880	1.17	291,749	1.97
Time deposits less than $100,000	207,255	3.60	195,321	4.39

Core deposits	772,897	1.43	795,164	2.12

Time deposits $100,000 and greater	318,523	3.44	239,696	4.25
Brokered deposits	34,043	2.64	26,458	3.15

Total deposits	$1,125,463	2.04%	$1,061,318	2.63%

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

Our borrowings and repurchase agreements were $223.2 million as of June 30, 2009. The outstanding balance as of June 30, 2009 includes $210.0 million in long term advances and $13.3 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

We decreased our borrowings and repurchase agreements $48.8 million, or 17.9%, to $223.2 million as of June 30, 2009 from $272.0 million as of December 31, 2008. The decrease was due primarily to a decrease in repurchase agreements with clients, as clients shifted into demand deposit accounts.

The following table summarizes our two issues of junior subordinated debentures outstanding as of June 30, 2009:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of June 30, 2009	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
			(dollars in thousands)
Encore Statutory
Trust II	9/17/2003	$5,000	3.56%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033
Encore Capital
Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. As of June 30, 2009, our year-to-date average deposits were $1.1 billion, or 71.0% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $2.1 million, or 1.1%, to $187.8 million as of June 30, 2009 compared with $185.7 million as of December 31, 2008, primarily due to net earnings.

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

The following table presents capital amounts and ratios for us and Encore Bank as of June 30, 2009:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$174,656	11.22%	$62,286	4.00%	N/A	N/A
Tier 1 risk-based	174,656	14.99	46,617	4.00	N/A	N/A
Total risk-based	189,363	16.25	93,235	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$142,658	9.19%	$62,117	4.00%	$77,646	5.00%
Tier 1 risk-based	142,658	12.27	46,521	4.00	69,781	6.00
Total risk-based	157,345	13.53	93,041	8.00	116,302	10.00

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

(b) Changes in Internal Control over Financial Reporting

During the second quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2009. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock issued under our 2000 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Month in 2009	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	1,307	$9.02	—	—
May	219	8.04	—	—
June	—	—	—	—

Total (1)	1,526	$8.88	—	—

(1)	The 1,526 shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on the vesting of restricted stock under our 2000 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On May 14, 2009, we held our Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	James S. D’Agostino, Jr., G. Walter Christopherson, Charles W. Jenness, J. Bryan King, Walter M. Mischer, Jr., Edwin E. Smith, Eugene H. Vaughan, David E. Warden and Randa Duncan Williams were elected as directors to serve on our Board of Directors until our 2010 Annual Meeting of Shareholders, and each until their successors are duly elected and qualified, or until their earlier resignation or removal. The table below contains a summary of shares voted for or withheld with respect to each nominated director:

	For	Withheld
James S. D’Agostino, Jr.	8,476,670	12,235
G. Walter Christopherson	8,444,182	44,723
Charles W. Jenness	8,440,015	48,890
J. Bryan King	8,476,342	12,563
Walter M. Mischer, Jr.	8,148,118	340,787
Edwin E. Smith	8,413,968	74,937
Eugene H. Vaughan	8,443,211	45,694
David E. Warden	8,480,525	8,380
Randa Duncan Williams	8,437,082	51,823

2.	The shareholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2009. A total of 8,478,750 shares were voted in favor of the appointment and 10,155 shares were voted against the appointment.

3.	The shareholders approved the advisory (non-binding) resolution approving the compensation of our named executive officers. A total of 8,417,966 shares were voted in favor of the resolution, 47,281 were voted against the resolution and 23,654 shares abstained from voting.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

August 6, 2009	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

August 6, 2009	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer