Form 10-Q
period 2009-09-30
Encore Bancshares Inc
filed 2009-11-03
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2009, there were 10.5 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I—Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$15,035	$23,044
Interest-bearing deposits in banks	144,238	91,459
Federal funds sold and other temporary investments	6,818	3,549

Cash and cash equivalents	166,091	118,052
Securities available-for-sale, at estimated fair value	134,079	78,816
Securities held-to-maturity, at amortized cost	117,316	95,875
Mortgages held-for-sale	—	150
Loans receivable	1,106,169	1,218,404
Allowance for loan losses	(27,575)	(25,105)

Net loans receivable	1,078,594	1,193,299
Federal Home Loan Bank of Dallas stock, at cost	9,565	9,534
Investment in real estate	6,952	2,781
Premises and equipment, net	15,953	17,362
Goodwill	27,873	27,873
Other intangible assets, net	5,521	6,031
Cash surrender value of life insurance policies	15,182	14,686
Accrued interest receivable and other assets	23,594	23,385

	$1,600,720	$1,587,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$152,367	$131,709
Interest-bearing	1,012,466	969,088

Total deposits	1,164,833	1,100,797
Borrowings and repurchase agreements	221,492	272,026
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	7,316	8,660

Total liabilities	1,414,260	1,402,102
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at September 30, 2009 and December 31, 2008; aggregate liquidation preference of $34,222 and $34,127	28,847	28,461
Common stock, $1 par value, 50,000 shares authorized; 10,508 shares at September 30, 2009 and 10,247 shares at December 31, 2008 issued	10,508	10,247
Additional paid-in capital	115,860	115,489
Retained earnings	30,066	31,523
Common stock in treasury, at cost (9 shares at September 30, 2009 and 6 shares at December 31, 2008)	(123)	(98)
Accumulated other comprehensive income	1,302	120

Total shareholders’ equity	186,460	185,742

	$1,600,720	$1,587,844

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$17,045	$18,738	$51,744	$55,354
Mortgages held-for-sale	34	13	94	70
Securities	2,258	1,469	6,341	4,038
Federal funds sold and other temporary investments	180	261	492	1,616

Total interest income	19,517	20,481	58,671	61,078
Interest expense:
Deposits	5,131	6,458	16,506	22,123
Borrowings and repurchase agreements	2,129	2,085	6,364	5,607
Junior subordinated debentures	302	330	927	1,016

Total interest expense	7,562	8,873	23,797	28,746

Net interest income	11,955	11,608	34,874	32,332
Provision for loan losses	7,685	5,249	13,651	10,527

Net interest income after provision for loan losses	4,270	6,359	21,223	21,805
Noninterest income:
Trust and investment management fees	4,501	4,277	12,337	13,344
Mortgage banking	110	28	612	217
Insurance commissions and fees	1,365	1,385	4,379	4,497
Net gain (loss) on sale of available-for-sale securities	387	(2)	387	(2)
Other	450	412	1,529	1,328

Total noninterest income	6,813	6,100	19,244	19,384
Noninterest expense:
Compensation	7,761	6,991	22,506	22,536
Occupancy	1,496	1,477	4,504	4,400
Equipment	430	494	1,312	1,512
Advertising and promotion	214	187	630	610
Outside data processing	797	762	2,344	2,173
Professional fees	912	671	2,891	2,566
Intangible amortization	171	187	511	562
FDIC assessment	270	50	1,068	111
Other	1,238	1,379	3,971	4,049

Total noninterest expense	13,289	12,198	39,737	38,519

Net earnings (loss) before income taxes	(2,206)	261	730	2,670
Income tax expense (benefit)	(453)	33	527	791

Net earnings (loss)	$(1,753)	$228	$203	$1,879

Earnings (loss) available to common shareholders	$(2,306)	$228	$(1,457)	$1,879

Earnings (loss) per common share:
Basic	$(0.22)	$0.02	$(0.14)	$0.18
Diluted	(0.22)	0.02	(0.14)	0.17
Average common shares outstanding	10,441	10,237	10,337	10,194
Diluted average common shares outstanding	10,441	10,934	10,337	10,904

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2009

(Unaudited, amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2009	$28,461	10,247	$10,247	$115,489	$31,523	$(98)	$120	$185,742
Stock-based compensation cost recognized in earnings	—	—	—	674	—	—	—	674
Issuance of restricted stock	—	269	269	(269)	—	—	—	—
Forfeitures of restricted stock	—	(8)	(8)	8	—	—	—	—
Excess tax expense from stock-based compensation	—	—	—	(42)	—	—	—	(42)
Purchase of treasury stock (3 shares)	—	—	—	—	—	(25)	—	(25)
Comprehensive income:
Net earnings	—	—	—	—	203	—	—	203
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $634	—	—	—	—	—	—	1,182	1,182

Total comprehensive income								1,385
Dividends on preferred stock and amortization of preferred stock discount	386	—	—	—	(1,660)	—	—	(1,274)

Balance at September 30, 2009	$28,847	10,508	$10,508	$115,860	$30,066	$(123)	$1,302	$186,460

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$203	$1,879
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	13,651	10,527
Amortization of premiums and discounts, net	605	1,000
Stock-based compensation	674	920
Depreciation	2,012	2,138
Gain on sale of loans	(487)	(140)
Loss on sale of foreclosed real estate	227	61
Realized (gain) loss on sales of available-for-sale securities, net	(387)	2
Increase in mortgages held-for-sale	(44,177)	(21,675)
Proceeds from sale of mortgage loans	44,814	22,779
Federal Home Loan Bank of Dallas stock dividends	(21)	(156)
Excess tax benefit from stock-based compensation	—	(81)
(Increase) decrease in accrued interest receivable	(171)	535
Increase in other assets	(914)	(1,983)
Increase (decrease) in accrued interest payable	(155)	34
Increase (decrease) in other liabilities	(1,578)	567

Net cash provided by operating activities	14,296	16,407

Cash flows from investing activities:
Purchases of available-for-sale securities	(120,497)	(47,250)
Principal collected on available-for-sale securities	15,355	2,413
Proceeds from sales of available-for-sale securities	51,808	150
Purchases of held-to-maturity securities	(52,187)	—
Principal collected on held-to-maturity securities	30,925	33,493
Proceeds from sales of foreclosed real estate	3,324	2,363
Cash paid for acquisition	—	(33)
Proceeds from sales of loans receivable	—	55
Loan originations and principal collections, net	92,969	(112,476)
Purchases of Federal Home Loan Bank stock	(10)	(4,477)
Purchases of premises and equipment	(240)	(2,639)

Net cash provided (used) by investing activities	21,447	(128,401)

Cash flows from financing activities:
Net increase (decrease) in deposits	64,036	(2,895)
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	—	100,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(35)	(25,004)
Increase (decrease) in repurchase agreements	(50,437)	1,174
Payment on notes payable	(62)	(139)
Excess tax benefit from stock-based compensation	—	81
Proceeds from issuance of common stock, net of purchases of treasury stock	(25)	400
Preferred dividends paid	(1,181)	—

Net cash provided by financing activities	12,296	73,617

Net increase (decrease) in cash and cash equivalents	48,039	(38,377)
Cash and cash equivalents at beginning of period	118,052	78,415

Cash and cash equivalents at end of period	$166,091	$40,038

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$23,952	$28,712
Income taxes paid	1,030	1,754
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	8,085	4,160

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. is a financial holding company that was formed on March 28, 2000 as Guardian Holdings, Inc. and had no operations until it acquired GSF Holding, Inc., now known as Encore Holdings, Inc. (Encore Holdings), and its wholly-owned subsidiary, Guardian Savings and Loan Association effective September 30, 2000. Guardian Savings and Loan Association, a federally chartered savings institution, changed its name to Guardian Savings Bank effective September 28, 2000 and then to Encore Bank (the Bank) effective September 1, 2001. The Bank converted from a federal savings association to a national banking association effective March 30, 2007 and changed its name to Encore Bank, National Association. In connection with the conversion, we became a bank holding company and Encore Holdings was merged into Encore Bancshares, Inc. As part of a corporate reorganization following the conversion of the Bank to a national banking association, as of June 30, 2007, the Bank was merged with and into Encore Trust Company, N.A. (Encore Trust). The resulting bank, which was renamed Encore Bank, National Association (Encore Bank), operates as a national banking association with its main office in Houston, Texas. Since the merger, the business of Encore Trust is being conducted as a division of Encore Bank. Our election to become a financial holding company was effective July 21, 2008.

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

These interim consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

Nature of Operations

We are primarily in the business of attracting deposits and investing these funds in loans and securities, as well as providing trust and investment management services and property and casualty insurance products.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

Adoption of Updates to the FASB Codification

On January 1, 2009, we adopted the following updates to the FASB Codification:

FASB ASC 260-45-60A, Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined that our outstanding nonvested restricted stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed by FASB ASC 260, Earnings Per Share. In accordance with the adoption of the provisions of this standard, all previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

FASB ASC 805-30-9, Business Combinations, provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. FASB ASC 805-30-9 is effective for assets or liabilities arising from contingencies we acquire in business combinations occurring after January 1, 2009. The adoption of FASB ASC 805-30-9 had no effect on our consolidated financial statements; however, the future effect is dependant upon whether we make any acquisitions and the specifics of those acquisitions.

FASB ASC 810-10-65-1, Consolidation, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, FASB ASC 810-10-65-1 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of FASB ASC 810-10-65-1 did not have a material effect on our consolidated financial statements.

In the second quarter of 2009, we adopted the following updates to the FASB Codification:

FASB ASC 855, Subsequent Events, issued in May 2009, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of FASB ASC 855 did not have a material effect on our consolidated financial statements; however, any future effect is dependent on the occurrence of subsequent events that fall under the scope of this standard.

FASB ASC 825-10-65 amends FASB ASC 825, Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments at interim reporting periods. Under FASB ASC 825-10-65, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The new interim disclosures are included in our interim financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

FASB ASC 820-10-65, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FASB ASC 820-10-65 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. FASB ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820-10-65 did not have a material effect on our consolidated financial statements.

FASB ASC 320-10-65, Investments—Debt and Equity Securities, (i) changes existing guidance for determining whether an impairment of a debt security is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FASB ASC 320-10-65, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The adoption of FASB ASC 320-10-65 did not have a material effect on our consolidated financial statements.

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unrealized holding gains on available-for-sale securities	$389	$387	$1,429	$391
Reclassification adjustment for gains (losses) realized in income	387	(2)	387	(2)

Unrealized holding gains on available-for-sale securities	776	385	1,816	389
Tax expense	(272)	(138)	(634)	(139)

Net-of-tax amount	$504	$247	$1,182	$250

Subsequent Events

We have evaluated and determined that no significant subsequent events occurred, other than the reclassification of a commercial real estate loan from restructured still accruing to nonaccrual status as discussed in Note C, through November 3, 2009.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

NOTE B—SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

The amortized cost and fair values for the major categories of securities available-for-sale and held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Available-for-sale:
U.S. Government securities	$26,004	$83	$(16)	$26,071
Securities of U.S. states and political subdivisions	1,296	—	(22)	1,274
Mortgage-backed securities	97,630	2,048	(11)	99,667
Other securities	4,402	18	(38)	4,382

Total	129,332	2,149	(87)	131,394
Marketable equity securities	2,516	169	—	2,685

Total available-for-sale securities	$131,848	$2,318	$(87)	$134,079

Held-to-maturity:
U.S. Government securities	$19,966	$26	$(173)	$19,819
Securities of U.S. states and political subdivisions	11,437	590	(2)	12,025
Mortgage-backed securities	68,042	1,034	(19)	69,057
Other securities	17,871	1,584	—	19,455

Total held-to-maturity securities	$117,316	$3,234	$(194)	$120,356

December 31, 2008
Available-for-sale:
Mortgage-backed securities	$71,897	$712	$—	$72,609
Other securities	4,202	—	(60)	4,142

Total	76,099	712	(60)	76,751
Marketable equity securities	2,016	49	—	2,065

Total available-for-sale securities	$78,115	$761	$(60)	$78,816

Held-to-maturity:
Mortgage-backed securities	$95,875	$1,057	$(4)	$96,928

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of September 30, 2009 and December 31, 2008. These securities, with unrealized losses segregated by length of impairment, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses
September 30, 2009:
Less than 12 months
Available-for-sale:
U.S. Government securities	1	$2,984	$(16)
Securities of U.S. states and political subdivisions	2	1,274	(22)
Mortgage-backed securities	1	1,728	(11)
Other securities	2	497	(38)

Total available-for-sale securities	6	$6,483	$(87)

Held-to-maturity:
U.S. Government securities	1	$4,808	$(173)
Securities of U.S. states and political subdivisions	1	497	(2)
Mortgage-backed securities	3	2,092	(9)

Total held-to-maturity securities	5	$7,397	$(184)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	5	$799	$(10)

December 31, 2008:

Less than 12 months
Available-for-sale:
Other securities	1	$310	$(38)

Held-to-maturity:
Mortgage-backed securities	2	$536	$(1)

More than 12 months
Available-for-sale:
Other securities	1	$165	$(22)

Held-to-maturity:
Mortgage-backed securities	3	$287	$(3)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell such securities. Additionally, it is more likely than not that we will not be required to sell these securities before recovery of our cost basis. Accordingly, as of September 30, 2009 and December 31, 2008, we believe the impairments detailed in the table are temporary and no impairment loss has been realized in the accompanying consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at September 30, 2009. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,994	$1,997	$—	$—
Over one year through five years	18,009	18,023	20,484	21,092
After five years through ten years	3,000	2,984	12,353	13,182
Over ten years	4,832	4,838	16,437	17,025

Total	27,835	27,842	49,274	51,299
Mortgage-backed and equity securities	104,013	106,237	68,042	69,057

Total securities	$131,848	$134,079	$117,316	$120,356

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 3.40% and 4.05% at September 30, 2009 and December 31, 2008. As of September 30, 2009, the mortgage-backed securities have contractual maturities from less than a year to 2039. Accrued interest receivable on mortgage-backed securities was $585 and $637 at September 30, 2009 and December 31, 2008.

At September 30, 2009 and December 31, 2008, securities with a carrying value of $54,006 and $75,698 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains were $577 and zero and gross realized losses were $190 and $2 on sales of available-for-sale securities for the nine months ended September 30, 2009 and 2008.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $286 and $182 for the nine months ended September 30, 2009 and 2008.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

NOTE C—LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	September 30, 2009	December 31, 2008
Commercial:
Commercial	$107,034	$135,534
Commercial real estate	326,256	311,909
Real estate construction	45,891	95,668

Total commercial	479,181	543,111

Consumer:
Residential real estate first lien	228,090	241,969
Residential real estate second lien	292,265	302,141
Home equity lines	76,369	82,555
Consumer installment—indirect	9,743	14,409
Consumer other	20,521	34,219

Total consumer	626,988	675,293

Total loans receivable	$1,106,169	$1,218,404

Included in loans receivable is $2,894 and $2,925 of net deferred loan origination costs at September 30, 2009 and December 31, 2008.

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$25,214	$12,054	$25,105	$11,161
Provision for loan losses	7,685	5,249	13,651	10,527
Loans charged-off	(6,028)	(2,845)	(12,264)	(7,430)
Recoveries of loans previously charged-off	704	162	1,083	362

Balance at end of period	$27,575	$14,620	$27,575	$14,620

In our press release dated October 23, 2009, we reported a $5,424 commercial real estate loan as a restructured loan still accruing. As a result of additional information received concerning that loan since October 23, we have reclassified that loan to nonaccrual status as of September 30, 2009. Our nonaccrual loans as of September 30, 2009 increased from $32,945 in the press release to $38,369 in this Form 10-Q.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired and nonaccrual loans:

	September 30, 2009	December 31, 2008
Impaired loans on nonaccrual without a valuation allowance	$19,792	$10,408
Impaired loans on nonaccrual with a valuation allowance	15,452	15,272

Total impaired loans (1)	$35,244	$25,680

Valuation allowance related to impaired loans	$7,560	$7,288

Total nonaccrual loans	$38,369	$30,531

Total accruing loans past due 90 days or more	$—	$646

(1)	Does not include consumer loans which are not evaluated separately for impairment.

NOTE D—REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of September 30, 2009 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$172,973	10.94%	$63,237	4.00%	N/A	N/A
Encore Bank, N.A.	141,426	8.96	63,138	4.00	$78,923	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$172,973	15.30%	$45,215	4.00%	N/A	N/A
Encore Bank, N.A.	141,426	12.53	45,133	4.00	$67,700	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$187,276	16.57%	$90,430	8.00%	N/A	N/A
Encore Bank, N.A.	155,713	13.80	90,267	8.00	$112,833	10.00%

NOTE E—COMMITMENTS AND CONTINGENCIES

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

NOTE F—EARNINGS PER COMMON SHARE

On January 1, 2009, we adopted FASB ASC 260-45-60A, Earnings Per Share, which requires that nonvested restricted stock be included in the calculation of basic average common shares outstanding for all periods presented. Prior to January 1, 2009, we had included the effect of nonvested restricted stock in the calculation of diluted average common shares outstanding.

The factors used in the earnings per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Earnings (loss) available to common shareholders	$(2,306)	$228	$(1,457)	$1,879
Average common shares outstanding, including nonvested restricted stock	10,441	10,237	10,337	10,194
Per Share	$(0.22)	$0.02	$(0.14)	$0.18
Diluted:
Average common shares outstanding	10,441	10,237	10,337	10,194
Add: Net effect of the assumed exercise of stock options	—	359	—	399
Contingent share-based consideration	—	338	—	311

Diluted average common shares outstanding	10,441	10,934	10,337	10,904
Per Share	$(0.22)	$0.02	$(0.14)	$0.17
Anti-dilutive stock options and warrants not included in treasury stock method computation	1,347	—	1,353	—
Preferred dividends deducted from net earnings	$553	$—	$1,660	$—

No dividends have been declared on our common stock.

NOTE G—FAIR VALUE OF ASSETS AND LIABILITIES

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

In accordance with FASB ASC 820-10-35, Fair Value Measurements and Disclosures, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U. S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

The table below presents the balances of assets measured at fair value on a recurring basis as of September 30, 2009:

Description	Total	Level 1	Level 2
Available-for-sale securities (1)	$130,396	$29,455	$100,941

Total	$130,396	$29,455	$100,941

(1)	Excludes cost-basis equity securities of $3,683.

For assets measured at fair value on a nonrecurring basis during 2009 that were still held on the balance sheet at September 30, 2009, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Losses for the Nine Months Ended September 30, 2009
Loans (1)	$34,799	$34,799	$3,406
Investment in real estate (2)	6,952	6,952	285

Total	$41,751	$41,751	$3,691

(1)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value of foreclosed assets measured at fair value upon initial recognition or subsequent impairment.

The following table summarizes the carrying values and estimated fair values of financial instruments:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$166,091	$166,091	$118,052	$118,052
Securities available-for-sale	134,079	134,079	78,816	78,816
Securities held-to-maturity	117,316	120,356	95,875	96,928
Mortgages held-for-sale	—	—	150	150
Loans receivable, net	1,078,594	1,098,246	1,193,299	1,220,926
Federal Home Loan Bank of Dallas stock	9,565	9,565	9,534	9,534
Accrued interest receivable	5,736	5,736	5,565	5,565

Financial liabilities:
Deposits	$1,164,833	$1,165,763	$1,100,797	$1,102,255
Borrowings and repurchase agreements	221,492	227,806	272,026	277,802
Accrued interest payable	1,189	1,189	1,344	1,344
Junior subordinated debentures	20,619	21,819	20,619	21,198

Under FASB ASC 820-10-35, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC 820-10-35.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (FASB ASC 820-10-35 disclosures).

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

Loans Receivable

We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 820-10-35 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. The fair value estimates for FASB ASC 820-10-35 purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

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

We amortize client relationship intangibles on an accelerated basis based on useful lives of 15 to 20 years. We review these intangibles for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future net cash flows is less than the carrying value of the asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand as of September 30, 2009 and December 31, 2008. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

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

NOTE H—SEGMENT INFORMATION

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
For the three months ended September 30, 2009
Net interest income (expense)	$12,213	$39	$5	$(302)	$11,955
Provision for loan losses	7,685	—	—	—	7,685
Noninterest income	937	4,501	1,375	—	6,813
Noninterest expense	9,090	3,088	1,111	—	13,289

Earnings (loss) before income taxes	(3,625)	1,452	269	(302)	(2,206)
Income tax expense (benefit)	(1,028)	586	94	(105)	(453)

Net earnings (loss)	$(2,597)	$866	$175	$(197)	$(1,753)

Total assets at September 30, 2009	$1,608,348	$50,174	$7,390	$(65,192)	$1,600,720

For the three months ended September 30, 2008
Net interest income (expense)	$11,871	$51	$16	$(330)	$11,608
Provision for loan losses	5,249	—	—	—	5,249
Noninterest income	425	4,277	1,398	—	6,100
Noninterest expense	8,113	3,083	1,002	—	12,198

Earnings (loss) before income taxes	(1,066)	1,245	412	(330)	261
Income tax expense (benefit)	(446)	451	147	(119)	33

Net earnings (loss)	$(620)	$794	$265	$(211)	$228

Total assets at September 30, 2008	$1,481,311	$49,263	$6,997	$(59,348)	$1,478,223

For the nine months ended September 30, 2009
Net interest income (expense)	$35,675	$115	$11	$(927)	$34,874
Provision for loan losses	13,651	—	—	—	13,651
Noninterest income	2,358	12,337	4,549	—	19,244
Noninterest expense	27,310	9,226	3,201	—	39,737

Earnings (loss) before income taxes	(2,928)	3,226	1,359	(927)	730
Income tax expense (benefit)	(839)	1,213	477	(324)	527

Net earnings (loss)	$(2,089)	$2,013	$882	$(603)	$203

Total assets at September 30, 2009	$1,608,348	$50,174	$7,390	$(65,192)	$1,600,720

For the nine months ended September 30, 2008
Net interest income (expense)	$33,117	$152	$79	$(1,016)	$32,332
Provision for loan losses	10,527	—	—	—	10,527
Noninterest income	1,457	13,344	4,588	(5)	19,384
Noninterest expense	26,486	8,878	3,155	—	38,519

Earnings (loss) before income taxes	(2,439)	4,618	1,512	(1,021)	2,670
Income tax expense (benefit)	(1,047)	1,664	541	(367)	791

Net earnings (loss)	$(1,392)	$2,954	$971	$(654)	$1,879

Total assets at September 30, 2008	$1,481,311	$49,263	$6,997	$(59,348)	$1,478,223

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, factors that could contribute to those differences include, but are not limited to:

•

changes in the strength of general business or economic conditions, either nationally, regionally or in the local markets we serve, may result in, among other things, a deterioration of credit quality or a reduced demand for credit or a decline in wealth management fees;

•	volatility and disruption in national and international financial markets;

•

changes in the interest rate environment, which may reduce our margins or impact the value of changes in market rates and prices and may impact the value of securities, loans, deposits and other financial instruments;

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the concentration of our loan portfolio in loans collateralized by real estate;

•	our level of commercial real estate and commercial loans;

•	incorrect assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, investment advisory, trust, insurance and other aspects of the financial services industry;

•	government intervention in the U.S. financial system;

•	the continued service of key management personnel;

•	our ability to attract, motivate and retain key employees;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	factors that increase competitive pressure among financial services organizations, including product and pricing pressures;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

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

Overview

Encore Bancshares, Inc. is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and six private client offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of September 30, 2009, we had, on a consolidated basis, total assets of $1.6 billion, total loans of $1.1 billion, total deposits of $1.2 billion, shareholders’ equity of $186.5 million and $2.5 billion in assets under management.

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

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income, net interest spread and net interest margin on a taxable-equivalent basis, which is standard practice in the banking industry. We have included in this report information relating to these non-GAAP financial measures for the applicable periods presented. We believe these non-GAAP financial measures provide information useful to investors in understanding our financial results and believe that its presentation, together with the accompanying reconciliations, provides a complete understanding of factors and trends affecting our business and allows investors to view performance in a manner similar to management, the entire financial services sector, bank stock analysts and bank regulators. These non-GAAP measures should not be considered a substitute for operating results determined in accordance with GAAP and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

Results of Operations

The net loss for the quarter ended September 30, 2009 was $1.8 million, compared with net earnings of $228,000 for the quarter ended September 30, 2008. Loss per diluted common share for the third quarter of 2009 was $0.22, compared with earnings per diluted common share of $0.02 for the comparable period of 2008. Earnings per common share include the accrual of dividends on preferred stock which was issued in the fourth quarter of 2008. The decrease in earnings was due primarily to higher credit costs, as we provisioned $2.4 million in excess of net charge-offs for the third quarter of 2009 reflecting deterioration of real estate values in Florida.

We posted a return on average common equity of (5.72)% and 0.56%, a return on average assets of (0.43)% and 0.06%, and an efficiency ratio of 71.37% and 67.82% for the quarters ended September 30, 2009 and 2008. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

For the nine months ended September 30, 2009, net earnings were $203,000, compared with $1.9 million for the same period of 2008. The loss per diluted common share (as a result of deducting preferred dividends from net earnings) for the nine months ended September 30, 2009 was $0.14, compared with earnings per diluted common share of $0.17 for the comparable period of 2008. Net interest income on a fully taxable-equivalent basis (TE) increased $2.9 million, or 8.9%, but was more than offset by higher credit costs and higher expenses. The increase in expenses was due primarily to higher FDIC insurance assessments. We posted a return on average common equity of (1.22)% and 1.56%, a return on average assets of 0.02% and 0.17%, and an efficiency ratio of 73.00% and 73.39% for the nine months ended September 30, 2009 and 2008.

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

Net interest income (TE) was $12.1 million for the three months ended September 30, 2009, an increase of $473,000, or 4.1%, compared with the third quarter of 2008. Average earning assets grew $145.5 million, or 10.5%, due primarily to growth in securities and deposits in banks. The net interest margin (TE) decreased 21 basis points to 3.13% for the same comparison period. The margin compression was due primarily to a decrease in loans and greater liquidity on the balance sheet as a result of the recession. Partially offsetting this margin compression was an improvement in average noninterest-bearing deposits, which were $147.9 million for the third quarter of 2009, a $28.9 million, or 24.3%, increase compared with the same period of 2008.

Net interest income (TE) was $35.2 million for the nine months ended September 30, 2009, an increase of $2.9 million, or 8.9%, compared with the same period of 2008. Average interest-earning assets increased $132.4 million, or 9.6%, due primarily to growth in securities and deposits in banks. For the nine months ended September 30, 2009, the net interest margin (TE) was 3.12%, a decrease of 2 basis points, compared with the same period of 2008. Average noninterest-bearing deposits were $149.3 million for the nine months ended September 30, 2009, a $32.9 million, or 28.2%, increase compared with the same period of 2008.

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

	Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,123,482	$17,114	6.04%	$1,186,606	$18,738	6.28%
Mortgages held-for-sale	1,716	34	7.86	596	13	8.68
Securities (1)	235,819	2,315	3.89	156,354	1,469	3.74
Federal funds sold and other	168,213	180	0.42	40,128	261	2.59

Total interest-earning assets (1)	1,529,230	19,643	5.10	1,383,684	20,481	5.89
Less: Allowance for loan losses	(23,972)			(12,630)
Noninterest-earning assets	109,852			108,224

Total assets	$1,615,110			$1,479,278

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$191,553	$227	0.47%	$192,424	$610	1.26%
Money market and savings	306,789	833	1.08	283,130	1,217	1.71
Time deposits	525,821	4,071	3.07	448,983	4,631	4.10

Total interest-bearing deposits	1,024,163	5,131	1.99	924,537	6,458	2.78
Borrowings and repurchase agreements	222,978	2,129	3.79	240,104	2,085	3.45
Junior subordinated debentures	20,619	302	5.81	20,619	330	6.37

Total interest-bearing liabilities	1,267,760	7,562	2.37	1,185,260	8,873	2.98

Noninterest-bearing liabilities:
Noninterest-bearing deposits	147,888			119,024
Other liabilities	10,792			12,186

Total liabilities	1,426,440			1,316,470
Shareholders’ equity	188,670			162,808

Total liabilities and shareholders’ equity	$1,615,110			$1,479,278

Net interest income (1)		$12,081			$11,608

Net interest spread (1)			2.73%			2.91%
Net interest margin (1)			3.13%			3.34%
Net interest income (GAAP)		$11,955			$11,608
Taxable-equivalent adjustment		126			—

Net interest income on taxable-equivalent basis		$12,081			$11,608

(1)	On taxable-equivalent basis in 2009 to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate. Taxable-equivalent amounts in 2008 were immaterial.

	Nine Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,165,897	$51,949	5.96%	$1,159,102	$55,354	6.38%
Mortgages held-for-sale	1,574	94	7.98	1,069	70	8.75
Securities (1)	213,257	6,461	4.05	146,025	4,038	3.69
Federal funds sold and other	128,552	492	0.51	70,684	1,616	3.05

Total interest-earning assets (1)	1,509,280	58,996	5.23	1,376,880	61,078	5.93
Less: Allowance for loan losses	(24,932)			(11,781)
Noninterest-earning assets	110,792			104,815

Total assets	$1,595,140			$1,469,914

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$183,676	$652	0.47%	$189,969	$2,204	1.55%
Money market and savings	259,776	2,196	1.13	307,716	4,960	2.15
Time deposits	548,363	13,658	3.33	449,923	14,959	4.44

Total interest-bearing deposits	991,815	16,506	2.23	947,608	22,123	3.12
Borrowings and repurchase agreements	234,755	6,364	3.62	212,165	5,607	3.53
Junior subordinated debentures	20,619	927	6.01	20,619	1,016	6.58

Total interest-bearing liabilities	1,247,189	23,797	2.55	1,180,392	28,746	3.25

Noninterest-bearing liabilities:
Noninterest-bearing deposits	149,348			116,470
Other liabilities	10,810			12,503

Total liabilities	1,407,347			1,309,365
Shareholders’ equity	187,793			160,549

Total liabilities and shareholders’ equity	$1,595,140			$1,469,914

Net interest income (1)		$35,199			$32,332

Net interest spread (1)			2.68%			2.68%
Net interest margin (1)			3.12%			3.14%
Net interest income (GAAP)		$34,874			$32,332
Taxable-equivalent adjustment		325			—

Net interest income on taxable-equivalent basis		$35,199			$32,332

(1)	On taxable-equivalent basis in 2009 to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate. Taxable-equivalent amounts in 2008 were immaterial.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $7.7 million and $13.7 million for the three months and nine months ended September 30, 2009, compared with $5.2 million and $10.5 million for the same periods of 2008. The changes in the provision in both periods compared with the same periods of 2008 reflect the amount we considered necessary to fund estimated losses inherent in the loan portfolio primarily as a result of the recessionary economic environment, weakness in our Florida market, higher net charge-offs in 2009 and other qualitative factors. Included in the provision for loan losses in the third quarter of 2009 were specific reserves of $5.6 million for two loans in Florida.

Noninterest Income

Noninterest income represented 36.30% and 34.45% of total revenue for the three months ended September 30, 2009 and 2008.

Noninterest income increased $713,000, or 11.7%, to $6.8 million for the three months ended September 30, 2009, compared with the same period in 2008. The increase reflected growth in trust and investment management fees and gain on sale of securities.

Noninterest income was essentially flat for the nine months ended September 30, 2009, compared with the same period in 2008. A decrease in trust and investment management fees was partially offset by increased mortgage banking income and gain on sale of securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Trust and investment management fees	$4,501	$4,277	$12,337	$13,344
Mortgage banking	110	28	612	217
Insurance commissions and fees	1,365	1,385	4,379	4,497
Net gain (loss) on sale of available-for-sale securities	387	(2)	387	(2)
Other	450	412	1,529	1,328

Total noninterest income	$6,813	$6,100	$19,244	$19,384

Noninterest Expense

Noninterest expense was $13.3 million for the third quarter of 2009, up $1.1 million, or 8.9%, compared with the third quarter of 2008, primarily due to a combination of higher FDIC insurance assessments, higher professional expenses related to loan collection and higher compensation expense.

For the nine months ended September 30, 2009, noninterest expense was $39.7 million, an increase of $1.2 million, or 3.2%, compared with the same period of 2008. The increase was due primarily to higher FDIC insurance assessments, which included the special assessment of $684,000 in the second quarter of 2009, and higher professional expenses related to loan collection.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Compensation	$7,761	$6,991	$22,506	$22,536
Non-staff expenses:
Occupancy	1,496	1,477	4,504	4,400
Equipment	430	494	1,312	1,512
Advertising and promotion	214	187	630	610
Outside data processing	797	762	2,344	2,173
Professional fees	912	671	2,891	2,566
Intangible amortization	171	187	511	562
FDIC assessment	270	50	1,068	111
Other	1,238	1,379	3,971	4,049

Total noninterest expense	$13,289	$12,198	$39,737	$38,519

Income Tax Expense

The benefit for income taxes was $453,000 for the three months ended September 30, 2009, compared with a provision of $33,000 for the same three months of 2008. The effective tax rate for the three months ended September 30, 2009 and 2008 was 20.5% and 12.6%. The provision for income taxes decreased to $527,000 for the nine months ended September 30, 2009, compared with $791,000 for the same period of 2008. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 72.2% and 29.6%. The effective rate in the current period was affected by lower income levels and immaterial return-to-accrual reconciliation differences booked in the current year, which resulted in a higher than normal effective tax rate.

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

The following table presents the net earnings and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended September 30, 2009
Net interest income (expense)	$12,213	$39	$5	$(302)	$11,955
Provision for loan losses	7,685	—	—	—	7,685
Noninterest income	937	4,501	1,375	—	6,813
Noninterest expense	9,090	3,088	1,111	—	13,289

Earnings (loss) before income taxes	(3,625)	1,452	269	(302)	(2,206)
Income tax expense (benefit)	(1,028)	586	94	(105)	(453)

Net earnings (loss)	$(2,597)	$866	$175	$(197)	$(1,753)

Total assets at September 30, 2009	$1,608,348	$50,174	$7,390	$(65,192)	$1,600,720

Three months ended September 30, 2008
Net interest income (expense)	$11,871	$51	$16	$(330)	$11,608
Provision for loan losses	5,249	—	—	—	5,249
Noninterest income	425	4,277	1,398	—	6,100
Noninterest expense	8,113	3,083	1,002	—	12,198

Earnings (loss) before income taxes	(1,066)	1,245	412	(330)	261
Income tax expense (benefit)	(446)	451	147	(119)	33

Net earnings (loss)	$(620)	$794	$265	$(211)	$228

Total assets at September 30, 2008	$1,481,311	$49,263	$6,997	$(59,348)	$1,478,223

Nine months ended September 30, 2009
Net interest income (expense)	$35,675	$115	$11	$(927)	$34,874
Provision for loan losses	13,651	—	—	—	13,651
Noninterest income	2,358	12,337	4,549	—	19,244
Noninterest expense	27,310	9,226	3,201	—	39,737

Earnings (loss) before income taxes	(2,928)	3,226	1,359	(927)	730
Income tax expense (benefit)	(839)	1,213	477	(324)	527

Net earnings (loss)	$(2,089)	$2,013	$882	$(603)	$203

Total assets at September 30, 2009	$1,608,348	$50,174	$7,390	$(65,192)	$1,600,720

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Nine months ended September 30, 2008
Net interest income (expense)	$33,117	$152	$79	$(1,016)	$32,332
Provision for loan losses	10,527	—	—	—	10,527
Noninterest income	1,457	13,344	4,588	(5)	19,384
Noninterest expense	26,486	8,878	3,155	—	38,519

Earnings (loss) before income taxes	(2,439)	4,618	1,512	(1,021)	2,670
Income tax expense (benefit)	(1,047)	1,664	541	(367)	791

Net earnings (loss)	$(1,392)	$2,954	$971	$(654)	$1,879

Total assets at September 30, 2008	$1,481,311	$49,263	$6,997	$(59,348)	$1,478,223

Banking

Our banking segment had a net loss of $2.6 million for the three months ended September 30, 2009, compared with a net loss of $620,000 for the same period in 2008. Net interest income increased $342,000, or 2.9%, but the provision for loan losses increased $2.4 million and noninterest expense increased $977,000. Net loss for the nine months ended September 30, 2009 was $2.1 million, compared with a net loss of $1.4 million for same period in 2008. Net interest income increased $2.6 million, or 7.7%, and noninterest income increased $901,000, but the provision for loan losses increased $3.1 million and noninterest expense increased $824,000.

Net interest income for the three months ended September 30, 2009 increased $342,000, or 2.9%, compared with the same period of 2008. Net interest income for the nine months ended September 30, 2009 increased $2.6 million, or 7.7%, compared with the same period of 2008. The increase in both periods resulted primarily from an increase in the volume of interest-earning assets. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended September 30, 2009 totaled $7.7 million, compared with $5.2 million for the same period of 2008. The provision for loan losses for the nine months ended September 30, 2009 totaled $13.7 million, compared with $10.5 million for the same period of 2008. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended September 30, 2009 increased $512,000 compared with the same period in 2008. The increase was due mainly to gain on sale of securities. Noninterest income for the nine months ended September 30, 2009 increased $901,000 compared with the same period of 2008. The increase was due primarily to higher mortgage banking income and gain on sales of securities.

Noninterest expense for the three months ended September 30, 2009 increased $977,000, or 12.0%, compared with the same period of 2008, due primarily to higher FDIC insurance assessments, professional expenses and compensation expense. Noninterest expense for the nine months ended September 30, 2009 increased $824,000, or 3.1%, compared with the same period of 2008, primarily due to the special FDIC assessment of $684,000.

Wealth Management

Net earnings for the three months ended September 30, 2009 increased $72,000, or 9.1%, compared with the same period in 2008. Net earnings for the nine months ended September 30, 2009 decreased $941,000, or 31.9%, compared with the same period in 2008. The decrease in earnings for the nine months was due primarily to a decrease in assets under management, resulting in a decline in fees.

Noninterest income, which consisted primarily of trust and asset management fees, for the three months ended September 30, 2009 increased $224,000, or 5.2%, compared with the same period in 2008. Noninterest income for the nine months ended September 30, 2009, decreased $1.0 million, or 7.5%, compared with the same period of 2008, due primarily to decrease in assets under management, which resulted from declining equity values.

Noninterest expense for the three months ended September 30, 2009 was flat. Noninterest expense for the nine months ended September 30, 2009 increased $348,000, or 3.9%, compared with the same period of 2008, due primarily to a credit in 2008 for a legal settlement.

Insurance

Net earnings declined for the three months and nine months ended September 30, 2009 compared with the same period in 2008 due primarily to higher noninterest expense in both periods as a result of higher compensation expense. Noninterest income for the three months and nine months ended September 30, 2009 was flat compared with the same periods in 2008.

Other

“Other” consists of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to falling interest rates.

Financial Condition

Our total assets increased $12.9 million, or 0.8%, to $1.6 billion as of September 30, 2009 compared with December 31, 2008. Our loan portfolio declined $112.2 million, or 9.2%, to $1.1 billion as of September 30, 2009. Our securities portfolio increased $76.7 million, or 43.9%, to $251.4 million compared with $174.7 million as of December 31, 2008. Shareholders’ equity increased $718,000, or 0.4%, to $186.5 million compared with $185.7 million as of December 31, 2008.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these clients, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 43.3% of our loan portfolio as of September 30, 2009. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 56.7% of our loan portfolio as of September 30, 2009.

Total loans were $1.1 billion as of September 30, 2009, a decrease of $112.2 million, or 9.2%, compared with December 31, 2008. The reduction in the loan portfolio was primarily in the commercial and construction categories as our clients continue to de-lever as a result of the weak economy.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$107,034	9.7%	$135,534	11.1%
Commercial real estate	326,256	29.5	311,909	25.6
Real estate construction	45,891	4.1	95,668	7.9

Total commercial	479,181	43.3	543,111	44.6
Consumer:
Residential real estate first lien	228,090	20.6	241,969	19.8
Residential real estate second lien	292,265	26.4	302,141	24.8
Home equity lines	76,369	6.9	82,555	6.8
Consumer installment—indirect	9,743	0.9	14,409	1.2
Consumer other	20,521	1.9	34,219	2.8

Total consumer	626,988	56.7	675,293	55.4

Total loans receivable	$1,106,169	100.0%	$1,218,404	100.0%

Nonperforming Assets

In our press release dated October 23, 2009, we reported a $5.4 million commercial real estate loan as a restructured loan still accruing. As a result of additional information received concerning that loan since October 23, we have reclassified that loan to nonaccrual status as of September 30, 2009. Accordingly, our nonaccrual loans as of September 30, 2009 were $38.4 million, not $32.9 million as reported in the press release. After the reclassification, as of September 30, 2009, nonperforming assets were $45.3 million, or 4.07% of total loans and investment in real estate, and the allowance for loan losses to nonperforming loans ratio was 71.87%.

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Nonaccrual loans (1)	$38,369	$30,531
Accruing loans past due 90 days or more	—	646

Total nonperforming loans	38,369	31,177

Investment in real estate	6,952	2,781

Total nonperforming assets	$45,321	$33,958

Nonperforming assets to total loans and investment in real estate	4.07%	2.78%

(1)	Restructured loans are included in nonaccrual loans.

Nonperforming assets were $45.3 million and $34.0 million as of September 30, 2009 and December 31, 2008. Our ratio of nonperforming assets to total loans and investment in real estate was 4.07% and 2.78% as of September 30, 2009 and December 31, 2008. Investment in real estate was $7.0 million at September 30, 2009 compared with $2.8 million at December 31, 2008, a $4.2 million increase due primarily to repossession of commercial real estate property in Florida and several homes under construction in Houston.

The following table presents information regarding nonperforming loans and the associated specific reserves within the allowance for loan losses for each loan category:

	September 30, 2009		December 31, 2008
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
Commercial:
Commercial	$676	$303	$5,643	$4,267
Commercial real estate	20,222	4,289	11,166	1,628
Real estate construction	10,820	2,968	9,975	1,393

Total commercial	31,718	7,560	26,784	7,288
Consumer:
Residential real estate first lien (1)	5,774	—	3,601	—
Residential real estate second lien and home equity lines	676	—	731	—
Consumer	201	—	61	—

Total consumer	6,651	—	4,393	—

Total nonperforming loans	$38,369	$7,560	$31,177	$7,288

(1)	Adjusted to fair value after 180 days past due.

The decrease in nonaccrual commercial loans was primarily attributable to the payoff of a $3.0 million loan to a law firm and the resolution of several private banking loans in Houston. This decrease was more than offset by the addition of several commercial real estate loans in Florida. Nonaccrual construction loans increased primarily due to the addition of a commercial construction loan in Florida, which was partially offset by the repossession of properties securing a $2.4 million loan to a Houston residential builder. The increase in residential real estate first lien nonaccrual loans was due primarily to residential loans in Florida.

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

Allowance for Loan Losses

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level which we believe is adequate to absorb all estimated losses inherent in the loan portfolio. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged-off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions, which includes the current weakness in our Florida markets. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

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

Net charge-offs for the first nine months of 2009 were $11.2 million, or 1.28% of average total loans on an annualized basis, compared with $7.1 million, or 0.81% of average total loans on an annualized basis for the first nine months of 2008. The increase was due primarily to a rise in first mortgage net charge-offs, which consisted mostly of loans in Florida. We also experienced a modest increase in second mortgage net charge-offs, which resulted from the deteriorating economy. Commercial real estate net charge-offs consisted mainly of loans in Florida. Construction net charge-offs consisted primarily of residential real estate in Houston. Net charge-offs in the first nine months of 2008 include a $2.1 million partial charge-off of a loan to a Houston law firm.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2009	As of and for the Year Ended December 31, 2008
	(dollars in thousands)
Average loans outstanding	$1,165,897	$1,170,717

Total loans outstanding at end of period	$1,106,169	$1,218,404

Allowance for loan losses at beginning of period	$25,105	$11,161

Charge-offs:
Commercial:
Commercial	(2,507)	(8,601)
Commercial real estate	(2,065)	(1,527)
Real estate construction	(2,047)	(830)

Total commercial	(6,619)	(10,958)

Consumer:
Residential real estate first lien	(1,954)	(634)
Residential real estate second lien	(1,917)	(1,323)
Home equity lines	(1,143)	(1,813)
Consumer installment—indirect	(556)	(1,016)
Consumer other	(75)	(80)

Total consumer	(5,645)	(4,866)

Total charge-offs	(12,264)	(15,824)

Recoveries:
Commercial:
Commercial	648	139
Commercial real estate	—	6
Real estate construction	6	—

Total commercial	654	145

Consumer:
Residential real estate first lien	109	41
Residential real estate second lien	58	130
Home equity lines	127	9
Consumer installment—indirect	134	139
Consumer other	1	129

Total consumer	429	448

Total recoveries	1,083	593

Net charge-offs	(11,181)	(15,231)

Provision for loan losses	13,651	29,175

Allowance for loan losses at end of period	$27,575	$25,105

Ratio of net charge-offs to average loans	1.28%	1.30%
Ratio of allowance for loan losses to period end loans	2.49	2.06
Ratio of allowance for loan losses to nonperforming loans	71.87	80.52

Securities

Total securities were $251.4 million as of September 30, 2009, an increase of $76.7 million, or 43.9%, compared with $174.7 million as of December 31, 2008. The increase was due to securities purchases which consisted of U.S. Government, municipal and corporate bonds.

Deposits

Our deposits averaged $1.1 billion for the nine months ended September 30, 2009, an increase of $79.8 million, or 7.5%, compared with average deposits for the year ended December 31, 2008. As of September 30, 2009, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $846.7 million, or 72.7%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 27.3% of total deposits. As of September 30, 2009, total deposits increased $64.0 million, or 5.8%, to $1.2 billion compared with total deposits as of December 31, 2008. The increase was due primarily to an increase in noninterest-bearing deposit accounts and jumbo certificates of deposit.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30, 2009		Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$149,348	—%	$120,682	—%
Interest checking	183,676	0.47	187,412	1.34
Money market and savings	259,776	1.13	291,749	1.97
Time deposits less than $100,000	203,553	3.49	195,321	4.39

Core deposits	796,353	1.37	795,164	2.12

Time deposits $100,000 and greater	313,938	3.29	239,696	4.25
Brokered deposits	30,872	2.68	26,458	3.15

Total deposits	$1,141,163	1.93%	$1,061,318	2.63%

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

Our borrowings and repurchase agreements were $221.5 million as of September 30, 2009. The outstanding balance as of September 30, 2009 includes $210.0 million in long term advances and $11.5 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

We decreased our borrowings and repurchase agreements $50.5 million, or 18.6%, to $221.5 million as of September 30, 2009 from $272.0 million as of December 31, 2008. The decrease was due primarily to a decrease in repurchase agreements with clients, as clients shifted into demand deposit accounts.

The following table summarizes our two issues of junior subordinated debentures outstanding as of September 30, 2009:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of September 30, 2009	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.24%	Adjustable quarterly	3 month	$5,155	9/24/2033
					LIBOR + 2.95%

Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

Liquidity and Funding

Our liquidity represents our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan clients also affect our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. As of September 30, 2009, our year-to-date average deposits were $1.1 billion, or 71.5% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $718,000, or 0.4%, to $186.5 million as of September 30, 2009 compared with $185.7 million as of December 31, 2008.

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

The following table presents capital amounts and ratios for us and Encore Bank as of September 30, 2009:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$172,973	10.94%	$63,237	4.00%	N/A	N/A
Tier 1 risk-based	172,973	15.30	45,215	4.00	N/A	N/A
Total risk-based	187,276	16.57	90,430	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$141,426	8.96%	$63,138	4.00%	$78,923	5.00%
Tier 1 risk-based	141,426	12.53	45,133	4.00	67,700	6.00
Total risk-based	155,713	13.80	90,267	8.00	112,833	10.00

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(b) Changes in Internal Control over Financial Reporting

During the third quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

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

Encore Bancshares, Inc.
(Registrant)

November 3, 2009	/s/ JAMES S. D’AGOSTINO, JR.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

November 3, 2009	/s/ L. ANDERSON CREEL
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer