Form 10-K
period 2009-12-31
Encore Bancshares Inc
filed 2010-03-16
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant’s telephone number, including area code:(713) 787-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value as of June 30, 2009 (the last business day of registrant’s most recently completed second quarter) of the shares of common stock held by non-affiliates of the registrant was approximately $53.2 million based on the closing price of the common stock on such date.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of February 26, 2010 was 10.5 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2009, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ENCORE BANCSHARES, INC.

		PART I.	Page
ITEM	1.	Business	3
ITEM	1A.	Risk Factors	24
ITEM	1B.	Unresolved Staff Comments	37
ITEM	2.	Properties	38
ITEM	3.	Legal Proceedings	39
ITEM	4.	Reserved	39

		PART II.
ITEM	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
ITEM	6.	Selected Financial Data	42
ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	82
ITEM	8.	Financial Statements and Supplementary Data	82
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	82
ITEM	9A.	Controls and Procedures	82
ITEM	9B.	Other Information	83

		PART III.
ITEM	10.	Directors, Executive Officers and Corporate Governance	84
ITEM	11.	Executive Compensation	85
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
ITEM	13.	Certain Relationships and Related Transactions and Director Independence	85
ITEM	14.	Principal Accounting Fees and Services	85

		PART IV.
ITEM	15.	Exhibits and Financial Statement Schedules	85

SIGNATURES			89

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” in Part II, Item 6 of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

General

Encore Bancshares, Inc. (we, the Company or our) is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to privately-owned businesses, professional firms, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary Encore Bank, National Association (Encore Bank), 11 private client offices in the greater Houston area and six private client offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas through Encore Trust, a division of Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), a subsidiary of Encore Bank, and Town & Country Insurance Agency, Inc. (Town & Country), a subsidiary of the Company. Our principal executive office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas 77046, and our telephone number is (713) 787-3100.

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

Pending Transactions

On March 15, 2010, Encore Bank executed two separate purchase and assumption agreements to sell certain assets and transfer certain liabilities of its Florida operations. The first agreement is with Ovation Holdings, Inc. (Ovation Holdings) and its proposed subsidiary bank, National Bank of Southwest Florida (NBSWF), headquartered in Port Charlotte, Florida. Ovation Holdings has entered into a definitive agreement to purchase NBSWF.

Under the terms of the first agreement, NBSWF is to assume approximately $171.6 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $86.2 million of loans as well as other assets, including premises and equipment. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings and customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The second agreement is with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Under the terms of this agreement, HomeBanc is to assume approximately $59.7 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. The transaction is subject to regulatory approval and customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The deposits and loans to be acquired represent approximately 19.4% and 8.0% of our total deposits and loans at December 31, 2009. The combined transactions will result in a pre-tax loss of approximately $1.0 million. We expect to take a charge of approximately $4.4 million in the first quarter of 2010 to adjust the assets held for sale to their agreed purchase price. The gain on the sale of the deposits with respect to each transaction will be recognized when each transaction is completed.

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

Starting in September 2000, our new management team took action to transform the bank by aligning its assets and liabilities with our business strategies. We changed the name of the bank to Encore Bank in September 2001. We targeted privately-owned businesses, professional firms, investors and affluent individuals as clients, and initiated our strategy of providing them with superior service in a “private banking” environment. In four separate transactions in the period from December 2001 to September 2003, we sold all 24 branches located outside our target markets, disposing of $674.9 million in deposits and $50.8 million in real estate. While divesting these branches, we established new private client offices in our target markets. By December 2003, we had opened nine new private client offices in Texas and southwest Florida. We also recruited new lending officers and began changing our asset mix, replacing lower yielding investment securities and purchased mortgage loans with our own higher yielding originated loans. On the liability side, we actively solicited deposits, replacing brokered deposits with core deposits. To provide capital for growth, we completed our initial public offering in July 2007. Our net proceeds, including the sale of the overallotment shares, were $41.4 million. On December 5, 2008 in connection with our participation in the Capital Purchase Program (CPP), we issued and sold to the U.S. Department of Treasury (U.S. Treasury) (i) 34,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share, and (ii) a warrant (Warrant) to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash.

We have continued our transformation by hiring our new President and Chief Lending Officer in June 2009 to focus our efforts on growing commercial banking business in the Houston market. These two executives have extensive banking and lending experience and provide us the expertise to expand our commercial lending platform. We have also added several new commercial lending officers to our team in Houston. Given our pending transactions discussed above that will result in us no longer providing commercial banking services in Florida, we intend to focus our lending efforts in Houston.

We now have 17 private client offices in Texas and Southwest Florida. As of December 31, 2009, originated loans constituted 91.8% of our loan portfolio and core deposits constituted 73.1% of our total deposits. In addition to building out our core banking platform, we have also completed and integrated the following series of acquisitions to add wealth management and insurance services to our product offering:

Insurance. On April 30, 2004, we acquired Town & Country. The agency, with offices in Houston, Galveston and Fort Worth and approximately 8,100 clients, sells property and casualty insurance and is one of the largest independent agencies in the Houston area with a clientele that matches our target demographic. On January 1, 2005, Town & Country purchased certain assets and assumed certain liabilities of the Bumstead Insurance Agency, further enhancing the agency’s penetration of affluent households.

Trust. On March 31, 2005, we acquired National Fiduciary Services, N.A. and renamed the entity Encore Trust Company, N.A.,which subsequently became a division of Encore Bank (Encore Trust) as of June 30, 2007. Encore Trust provides personal trust services in the greater Houston metropolitan area, Dallas and Austin, Texas. As of December 31, 2009, Encore Trust had $899.3 million in assets under management.

Investment Management and Financial Planning. On August 31, 2005, we acquired Linscomb & Williams, an investment management and financial planning firm based in Houston. With over 30 years of experience,

Linscomb & Williams is, in the opinion of management, one of Houston’s largest and most respected financial planning and investment management firms. As of December 31, 2009, Linscomb & Williams had $1.8 billion in assets under management and over 2,000 clients.

Business Strategies

We intend to use the franchise we have built and the following strategies in an effort to continue to originate loans, increase deposits and improve profitability.

Optimize our deposit mix. Increasing business and personal checking (noninterest and interest checking, or transaction deposits) is key to our strategy of decreasing our funding costs and continuing to increase our net interest margin on a taxable-equivalent basis from 3.10% for the year ended December 31, 2009. We have increased our business demand deposits, which has resulted largely from our continued growth in lending to privately-owned businesses and professional firms and our offering of cash management services. We have increased our transaction deposits to $385.3 million, or 32.3% of total deposits, as of December 31, 2009 from $251.6 million, or 30.9% of total deposits, as of December 31, 2005, a compounded annual growth rate of 11.2%. We believe that increasing our core deposits will help reduce our cost of deposits.

Continue to increase loan originations. Historically, we have grown loans organically to replace purchased mortgages as they amortize. From 2005 through 2009, we increased our total originated loans by $382.6 million, a compounded annual growth rate of 13.0%, and our total commercial loans by $162.2 million, a compounded annual growth rate of 11.4%. While we intend to continue to focus on increasing loan originations, we believe the opportunities to make prudent loans will lessen in the short term due to the current economic downturn and our clients’ desire to de-leverage. We intend to focus on generating commercial and industrial loans in Houston because of the opportunity to add business demand deposits and the relative good performance of the Houston economy. To that end, we have recently hired several experienced lenders to enhance our penetration of the business and private banking sectors.

Expand wealth management and insurance businesses. We believe that our ability to offer sophisticated wealth management products and services within a high-touch community bank framework gives us a competitive advantage over traditional brokerage firms. We believe that the current recession and stock market turmoil have created confusion and lack of trust in Wall Street. For many prospective clients, the current environment highlights the distinction of holistic wealth management approaches compared with a more limited scope in investment management. This environment offers us the opportunity to market our objective wealth management services and to offer prospects a second opinion in this financial situation. However, we expect that fluctuations in market value will impact our overall levels of assets under management in the short term.

Cost Containment. Over the past several years, we have kept expenses approximately unchanged, despite investment in new private client offices and loan officers. Our goal during the current economic downturn is to continue to maintain cost control, however, with the rise in FDIC assessments and increased costs related to managing problem assets, we expect costs will rise over the next several years. To the extent that we invest in growing our franchise in the Houston market, we intend to do so through the reallocation of resources from Florida.

Acquire compatible banks and financial services companies. We intend to continue to explore acquisition opportunities for bank and financial service companies, but will be selective in the acquisitions we pursue. In particular, we believe there could be FDIC assisted transactions that would offer the opportunity to acquire an attractive deposit franchise. We will focus on targets within our existing footprint or other attractive markets in Texas with significant core deposits and/or a potential client base compatible with our operating philosophy.

Operating Philosophy

We focus on providing our banking, wealth management and insurance products and services to privately-owned businesses, professional firms, investors and affluent individuals. These clients include entrepreneurs, attorneys, doctors and other professionals, real estate developers, executives, high net worth families, and their business interests. Our individual clients generally have a net worth of between $500,000 and $20 million. We offer a broad array of products and services tailored to the objectives of our target clients, ranging from checking accounts to state-of-the-art cash management to commercial loans to sophisticated financial and estate planning, all within a high-touch community bank framework.

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

Banking Services

Lending Activities

We specialize in lending to privately-owned businesses, professional firms, investors and affluent individuals. The types of loans we make to businesses include commercial loans, commercial real estate loans, real estate construction loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. We intend to focus our lending efforts on commercial-related loans because they are generally higher yielding and often generate a deposit relationship. These loans are primarily originated in Houston. The types of loans we make to individuals include residential mortgage loans and mortgage loans on investment and vacation properties, unsecured and secured personal lines of credit, home equity lines of credit and overdraft protection.

In connection with our transformation, we purchased residential real estate loans and consumer loans in order to build our loan portfolio and leverage our capital. During the last several years, we have been replacing these purchased loans with our own originated loans. The following table sets forth, as of the dates indicated, the balance of outstanding loans we originated and purchased:

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Originated loans	$989,465	$1,112,815	$954,140	$751,802	$606,907
Purchased loans	88,740	105,589	143,128	156,566	201,297

Total loans	$1,078,205	$1,218,404	$1,097,268	$908,368	$808,204

Originated loans to total loans	91.8%	91.3%	87.0%	82.8%	75.1%

The following is a discussion of our major types of lending:

Commercial Loans

Our commercial loans are primarily made within our market areas and are underwritten on the basis of the borrower’s ability to service the debt from cash flow. As a general practice, we take as collateral a lien on accounts receivable, inventory, equipment, or other assets owned by the borrower and obtain the personal guaranty of the business owner. Underwriting commercial loans focuses on an analysis of cash flow, including primary and secondary sources of repayment, and the stability of the underlying business which provides the cash flow stream for debt service. Coupled with this analysis is an assessment of the financial strength of the guarantor, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions, industry trends and the collateral securing the loan. We require a first lien position in all collateral and the loan to value ratio of commercial loans varies based on the collateral securing the loan. Generally, loans collateralized by accounts receivable are financed at 50% to 80% of accounts receivable less than 90 days past due. Loans collateralized by inventory will be made at 50% to 80% of the inventory value. We offer a broad range of short- to medium-term commercial loans that generally have floating interest rates. As of December 31, 2009, we had $115.4 million in commercial loans, which represented 10.7% of our total loans.

Included in commercial loans as of December 31, 2009 are $18.6 million in loans to law firms, compared with $22.2 million as of December 31, 2008. We require personal guarantees of the principals of the law firm. These loans represented 16.1% of total commercial loans and 1.7% of total loans as of December 31, 2009.

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

In underwriting commercial real estate loans, we seek to minimize the risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions and industry trends. Our policies require us to visit properties on an annual basis, but our practice is to conduct more frequent visits of properties if possible. Generally, we will originate commercial real estate loans in an amount up to 80% of the value of improved property. As of December 31, 2009, we had $259.5 million in commercial real estate loans, which represented 24.0% of our total loans.

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

Our first lien residential real estate loans are collateralized by 1-4 family residential real estate and generally have been originated in amounts of no more than 90% of appraised value, with most being jumbo adjustable rate mortgages. We sell many of our first lien residential real estate loans, although we generally elect to keep for our own account loans that are nonconforming with an adjustable rate that adjusts within a period of not more than seven years and made to a client who has a relationship with us or the potential for a relationship. We retain a valid lien on real estate and obtain a title insurance policy that insures that the property is free of encumbrances. We also require hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by the Department of Housing and Urban Development, we require flood insurance. We offer the option to borrowers to advance funds on a monthly basis from which we make disbursements for items such as real estate taxes, private mortgage insurance and hazard insurance.

Our second lien residential real estate loans are collateralized by 1-4 family residential real estate, located primarily in the Texas markets of Houston, Dallas and Austin. These loans are predominantly prime (FICO score of 660 or greater) and used as supplemental funding in the purchase of a home. Though these loans represent a second lien position on the collateral, we generally underwrite these loans with full documentation and an average combined loan to value of less than 90%. Historically, until the third quarter of 2007, we sold most of our second mortgage loans into the secondary market within 60 days of production, but as a result of the disruption in the mortgage market beginning in 2007, have elected to retain them in our loan portfolio. Given the current credit environment, we do not expect to resume sales of second mortgage loans into the secondary market in the foreseeable future.

For the year ended December 31, 2009, we originated $148.3 million in residential real estate loans, sold $48.0 million in such loans and recognized $518,000 in gains on such sales.

Since 2000, we purchased residential mortgage loans serviced by others in order to build our loan portfolio and leverage our capital. We have not purchased any loans with evidence of deterioration of credit quality for which it was probable, at acquisition date, that we would be unable to collect all contractually required payments. Other than in certain circumstances, including to meet certain regulatory requirements, we do not intend to purchase such loans in the future, as it is inconsistent with our goal of developing client relationships. As of December 31, 2009, we had $88.7 million in purchased residential real estate loans, which represented 17.3% of our residential real estate loans.

As of December 31, 2009, our residential real estate loan portfolio was $513.8 million, which represented 47.6% of our total loans. Of this amount, $75.7 million is repriceable in one year or less and an additional $83.3 million is repriceable in greater than one year to five years.

Real Estate Construction Loans

We make loans to finance the construction of residential properties to clients with a relationship with us or the potential of a relationship. We also make construction loans to custom high-end home builders who operate in the markets where our clients are located, and to a limited extent, to finance commercial properties. Substantially all of our residential construction loans are originated in our Houston market. In addition, we make loans on raw land. Real estate construction loans generally are secured by first liens on real estate and have floating interest rates. We employ a third party construction inspector to make regular inspections prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above under Commercial Real Estate Loans are also used in our construction lending activities. In the case of raw land, we will originate real estate construction loans in an amount up to 65% of the value of raw land and up to 75% of the value of land to be acquired and developed. Real estate construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is typically dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

As of December 31, 2009, real estate construction loans totaled $87.0 million, which represented 8.1% of our total loans. Of this total, $66.7 million in real estate construction were land loans, $8.1 million were to finance residential construction with an identified purchaser, $5.0 million were to finance residential construction with no identified purchaser and $7.2 million were to finance commercial construction.

Consumer Loans

Substantially all of our other consumer loan origination function exists to support client relationships. We provide a variety of consumer loans, including automobile loans, personal loans and lines of credit (secured and unsecured) and deposit account collateralized loans. The terms of these loans typically range from 1 to 10 years and vary based upon the nature of the collateral and size of the loan.

From 2002 through 2005, we originated indirect automobile and boat loans. We eliminated this lending function in the third quarter of 2005, as this type of lending was not consistent with our goal of developing client relationships. As of December 31, 2009, we had $8.4 million in consumer installment-indirect loans, which represented 0.8% of our total loans.

Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2009, we had $19.8 million in other consumer loans, excluding indirect automobile and boat loans, which represented 1.9% of our total loans.

Underwriting Strategy

While Encore Bank’s legal lending limit for loans to one borrower as of December 31, 2009 was $21.6 million, we generally operate within an internal lending guideline equal to less than half of our legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loans with relationships over the lending authority of the account officer must be approved by the loan committee, which includes Encore Bank’s Chairman of the Board, President and Chief Executive Officer, and loans with a total relationship exceeding $7.5 million must be approved by the board of directors of Encore Bank. Prior to January 1, 2009, loans over the authority of the account officer up to $2.5 million that conformed to policy were approved by a regional loan committee in Houston or Florida chaired by the respective head of the regional banking group. The regional loan committees were eliminated in an effort to centralize our credit underwriting decisions.

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

Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes regular credit examinations and management reviews of loans exhibiting deterioration in credit quality. In addition, a third party loan review of commercial loans is performed approximately quarterly to identify problem assets. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. A quarterly review of potential problem loans and the allowance for loan losses is conducted by Encore Bank’s asset classification committee, which reviews credit concerns and reports to the board of directors.

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

Deposits

Deposits are our principal source of funds for use in lending and for other general business purposes. We provide checking, savings, money market accounts, time deposits ranging from 7 days to five years and individual retirement accounts. For businesses, we provide a range of cash management products and services. As of December 31, 2009, core deposits (which consist of noninterest-bearing deposits, interest checking, money markets, savings and time deposits less than $100,000) were $871.5 million, or 73.1% of total deposits, while time deposits $100,000 and greater and brokered deposits made up 26.9% of total deposits. We attempt to price our deposit products in order to promote core deposit growth and maintain our liquidity requirements in order to satisfy client needs.

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We borrow from the Federal Home Loan Bank of Dallas (FHLB) pursuant to a blanket lien based on the value of our loans and securities. These borrowings provide term funding at a competitive cost and are primarily used to fund loans with longer durations. As of December 31, 2009, we had $209.9 million in long-term borrowings from the FHLB with remaining maturity of greater than one year, $95.0 million of which have various call dates prior to the maturity date.

We also obtain other overnight borrowed funds under arrangements with certain clients and investment banks whereby investment securities are sold under an agreement to repurchase the next business day. These borrowing arrangements are collateralized by pledging applicable investment securities. The borrowing costs of these arrangements are priced lower than the daily Federal funds rate. As of December 31, 2009, we had $10.7 million in repurchase agreements.

In addition, we have raised additional regulatory capital through the issuance of junior subordinated debentures in connection with trust preferred securities issuances by separate non-consolidated statutory trust subsidiaries in September 2003 and April 2007.

Wealth Management Services

We provide a wide variety of wealth management services to our clients through our subsidiary, Linscomb & Williams, and the trust division of Encore Bank, Encore Trust, which we manage as one segment. As of December 31, 2009, we had $2.7 billion in assets under management in our wealth management group.

Linscomb & Williams

Linscomb & Williams is an investment management and financial planning firm that operates primarily in the Houston market. Linscomb & Williams provides fee-based financial planning services for clients and investment management services for a quarterly management fee based on the value of assets in the account. The majority of Linscomb & Williams’ fees originate from investment management services. Linscomb & Williams has been in Houston for over 30 years and all of the senior staff from the firm have remained with our company since we acquired it in August 2005. As of December 31, 2009, Linscomb & Williams had $1.8 billion in assets under management and over 2,000 clients.

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

Encore Bank’s Trust Division

Encore Trust became a division of Encore Bank as of June 30, 2007 in connection with the merger of Encore Bank with Encore Trust Company, N.A. Prior to this merger, Encore Trust Company, N.A. was a subsidiary of Encore Bank. Encore Trust provides trust services primarily to individuals in Houston, Austin and Dallas. The personal trust business focuses primarily on the Houston market to service the needs of individuals. We also administer court-appointed trusts on behalf of individuals in Houston, Austin and Dallas who receive monetary awards. As of December 31, 2009, Encore Trust had $899.3 million in assets under management.

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

Insurance

We offer a wide variety of personal and commercial property and casualty insurance products through our insurance agency, Town & Country. With offices in Houston, Galveston and Fort Worth, Town & Country has been providing personal and commercial insurance for over 40 years. As of December 31, 2009, we had approximately 8,100 insurance clients and were one of the largest independent insurance agencies in the Houston metropolitan area. Town & Country provides commercial, personal, and life and health insurance for businesses and individuals through a staff of 35 licensed and experienced insurance professionals. Our independent insurance professionals can help clients select the coverage and price best suited to their particular needs. In addition to home, auto, business and life insurance, we also offer condominium and renters insurance, fine art coverage, personal umbrella policies and boat insurance. Our commercial coverages include general liability, auto liability, workers compensation, property, professional liability, directors and officers liability, and accounts receivable coverage. Our insurance partners include Chubb Group, Fidelity National Financial, America First, Liberty Mutual, ACE, Hanover Insurance, Progressive, Texas Mutual Insurance Company, Travelers, The Hartford, Republic, Safeco, Utica National, Zurich Insurance, Lloyds and others.

Competition

The banking, wealth management and insurance businesses are highly competitive, and our profitability depends principally on our ability to compete in the market areas in which we are located. In our banking business, we experience substantial competition in attracting and retaining deposits and in originating loans. The primary factors we encounter in competing for deposits are convenient office locations and rates offered. Direct competition for deposits comes from other commercial banks and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among other things, the interest rate, loan origination fees and the range of services offered. Competition for loans normally comes from other commercial banks, thrift institutions, mortgage bankers and mortgage brokers, and insurance companies. We believe that we have been able to compete effectively with other financial institutions by emphasizing client service, by establishing long-term relationships and building client loyalty, and by providing products and services designed to address the specific needs of our clients.

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

In providing wealth management services, we compete with a wide variety of firms including national and regional investment management and financial planning firms, broker-dealers, accounting firms, trust companies and law firms. Many of these companies have greater resources and may already have relationships with our clients in related product areas. We believe that our ability to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, price and investment performance. These factors are also the basis for competition in the insurance industry. With respect to our insurance business, some of Town & Country’s competitors are larger and have greater resources than we do and operate on an international scale. We are also in competition with insurance providers that write insurance directly for their customers as well as companies that provide self-insurance and other employer-sponsored programs.

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

Encore Bancshares, Inc.

On March 30, 2007, we converted from a thrift holding company to a bank holding company and registered with the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended (BHCA). Our conversion was accomplished in connection with the conversion of Encore Bank from a federal savings association to a national bank. On July 21, 2008, we became a financial holding company. Accordingly, we are subject to supervision, regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act (GLBA), the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength. We are regarded as a legal entity separate and distinct from Encore Bank. The principal source of our revenue is dividends received from Encore Bank. As described in more detail below, federal law places limitations on the amount that national banks may pay in dividends, which Encore Bank must adhere to when paying dividends to us. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. In addition, it is Federal Reserve policy that we inform and consult with them prior to declaring and paying a dividend that could raise safety and soundness concerns, including dividends on the Series A Preferred Stock issued to the U.S. Treasury under the CPP or interest on the subordinated debentures underlying our trust preferred securities.

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

The GLBA, effective March 11, 2000, eliminated many of the historical barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act prompt-corrective-action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977. We became a financial holding company on July 21, 2008.

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

Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2009, our ratio of Tier 1 capital to total risk-weighted assets was 14.80% and our ratio of total capital to total risk-weighted assets was 16.07%.

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2009, our leverage ratio was 10.55%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Control Acquisitions. The Change in Bank Control Act (CBCA) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (Exchange Act), such as us, under the circumstances set forth in the presumption, constitutes acquisition of control of our company.

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

Financial Modernization. Under the GLBA, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a Community Reinvestment Act (CRA) rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless that bank has a CRA rating of satisfactory or better. Currently, Encore Bank has a CRA rating of satisfactory.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Capital adequacy requirements serve to limit the amount of dividends that may be paid by Encore Bank to us as its parent company. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2009, Encore Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by that bank in any calendar year exceeds the total of that bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, Encore Bank cannot pay a dividend if, after paying the dividend, it will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though Encore Bank would continue to meet its capital requirements after the dividend.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2009, Encore Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.72% and its ratio of total capital to total risk-weighted assets was 13.98%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2009, Encore Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.11%

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take prompt corrective action with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if that bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

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

As an institution’s capital decreases, the OCC’s enforcement powers increase. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The OCC has only limited discretion in dealing with a critically undercapitalized institution and is required to undertake stringent measures to protect the interests of deposits and the DIF, which depending on the circumstances, could include the appointment of a receiver or conservator.

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

On January 1, 2009, the FDIC increased the DIF assessment rates as part of the FDIC’s DIF restoration plan. Effective April 1, 2009, total base assessment rates range from 7 to 24 basis points for Risk Category I institutions, 17 to 43 basis points for Risk Category II institutions, 27 to 58 basis points for Risk Category III institutions, and 40 to 77.5 basis points for Risk Category IV institutions. Assessments are paid quarterly by all institutions and are based upon the assessment base that an institution reports at the end of that quarter. Risk assessments remain in effect for future assessment periods until changed by the FDIC.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was paid September 30, 2009 and was part of the FDIC’s efforts to rebuild the DIF. Our deposit insurance expense during 2009 included approximately $684,000 recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The assessment was calculated by taking the institution’s actual September 30, 2009 assessment base and increasing it quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011. Under GAAP accounting rules, the prepaid assessments would not immediately affect a bank’s earnings. Each institution records the entire amount of the prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. The FDIC would also have the authority to exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would significantly impair the institution’s liquidity or would otherwise create significant hardship.

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

Community Reinvestment Act. Under the Community Reinvestment Act as implemented by Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. In 2009, Encore Bank received a satisfactory rating in meeting community credit needs under the CRA in our most recent examination for CRA performance.

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

Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the GLBA imposes new requirements on financial institutions with respect to client privacy. The GLBA generally prohibits disclosure of client information to non-affiliated third parties unless the client has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to clients annually. Financial institutions, however, will be required to comply with state law if it is more protective of client privacy than the GLBA. The privacy provisions became effective on July 1, 2002. The GLBA contains a variety of other provisions including a prohibition against ATM surcharges unless the client has first been provided notice of the imposition and amount of the fee.

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

Title III of the Patriot Act (Patriot Act) amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the Patriot

Act requires all financial institutions, including us, Encore Bank and our nonbanking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLBA, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The Patriot Act also grants broad authority to the Secretary of the U.S. Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. We have adopted policies, procedures and controls designed to comply with the BSA and the Patriot Act.

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

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

Regulatory Reform. In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect us included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to expand the current eligibility requirements for financial holding companies such as us so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; and (iv) to further limit the ability of banks to engage transactions with affiliates.

Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. We cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which we may be affected thereby.

Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (Incentive Compensation Proposal) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

The United States government, particularly the U.S. Treasury and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. One such law, the ESSA granted the U.S. Treasury the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and included several programs, including many of the programs described below. We cannot predict at this time the effect that the recent legislative initiatives may have on our business, financial condition or results of operations.

U.S. Treasury Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) (initially introduced as the Troubled Asset Relief Program or TARP) was enacted. TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced the CPP, which provides for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for the purchase by the U.S. Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a participant’s risk-weighted assets. The CPP also requires a public company participant to issue to the U.S. Treasury warrants to purchase common stock equal to 15% of the capital invested by the U.S. Treasury. We elected to participate in the CPP, and on December 5, 2008, we issued and sold to the U.S. Treasury (i) 34,000 shares of Series A Preferred Stock and (ii) a Warrant to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash.

Temporary Liquidity Guarantee Program. In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLGP). Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and

(ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). We elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program. We do not intend to issue any senior unsecured dept under the TLGP. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

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

Employees

As of December 31, 2009, we had 309 full-time employees. Management considers our relations with employees to be good. Neither we nor Encore Bank or any of its subsidiaries are a party to any collective bargaining agreement.

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

Our ability to assess the creditworthiness of customers and to estimate the losses as they are incurred in our loan portfolio is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. In addition, we may be required to pay even higher FDIC deposit insurance premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions and other factors have depleted and may continue to deplete the DIF and reduce its ratio of reserves to insured deposits.

A prolonged national economic recession or further deterioration of these conditions in our markets could drive the rate of losses beyond that which has been provided for in our recent quarterly provisions for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our markets. As a result, we may experience increases in loan loss provisions, foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds at an acceptable cost through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Future growth or operating results may require us to raise additional capital, but that capital may not be available or it may be dilutive.

We and Encore Bank are each required by the Federal Reserve and the OCC, respectively, to maintain adequate levels of capital to support our operations. In the event that our future operating results erode capital, if Encore Bank is required to maintain capital in excess of well-capitalized standards, or if we elect to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital on favorable terms when needed, or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional private client offices and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our current shareholders’ percentage ownership interest to the extent they do not participate in future offerings.

Failure to complete the pending transactions for the sale of our Florida operations could materially and adversely affect our business, financial condition and results of operations.

On March 15, 2010, Encore Bank executed two separate purchase and assumption agreements to sell certain assets and transfer certain liabilities of its Florida operations, including its six private client offices. Each transaction is subject to regulatory approval and customary closing conditions. In addition, the transaction with Ovation Holdings is subject to the closing of the purchase of NBSWF by Ovation Holdings. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained or that we will be able to successfully consummate these transactions as currently contemplated under the definitive agreements or at all. If the transactions are not completed:

•	the market price of our common stock may be adversely affected;

•	we will remain liable for transaction costs, including legal, accounting and other costs related to these transactions, and will not receive any termination fee from Ovation Holdings or HomeBanc; and

•	we may experience a negative reaction to the termination of either of these agreements from our customers or employees which may adversely impact our future results of operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operations. In addition, if either of these agreements is terminated and our board of directors seeks another purchaser for our Florida operations, we may not be able to find a party willing to pay a price equal to or more attractive than the price that each of Ovation Holdings and HomeBanc has agreed to pay.

If we are unable to continue to transform our balance sheet by originating loans and growing core deposits and if our strategic decision to offer wealth management services and insurance products does not continue to generate new business, our business and results of operations may be negatively affected.

We have transformed our balance sheet by replacing lower yielding investment securities and purchased mortgage loans with our own higher yielding originated loans. We continue to focus on generating commercial lending relationships and transforming our balance sheet from one with a concentration in mortgages to a commercial lending specialization. We have also rolled out a full line of deposit and cash management products, which has enabled us to replace brokered deposits with core deposits. In connection with this transformation, we have disposed of our out-of-market locations and expanded the number of private client offices we operate in our target market of Texas. Additionally, we have made strategic acquisitions enabling us to offer wealth management services and insurance products to our clients. Our ability to continue the growth of originated loans and core deposits depends, in part, upon our ability to leverage our Texas offices and infrastructure, successfully attract core deposits, identify attractive commercial lending opportunities and retain experienced lending officers. Our ability to continue to successfully execute our business plan requires effective planning and management implementation, which may be affected by factors outside of our control. If we are not able to attract significant business from our target markets, our business and results of operations may be negatively affected.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates and legislation that could result in significant additional costs and capital requirements that could adversely affect our financial condition and results of operations.

Approximately 86.7% of our loan portfolio as of December 31, 2009 was comprised of loans collateralized by real estate, with 66.0% of the real estate located in Texas and 21.8% located in Florida. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate markets in Florida, and to a lesser extent, Texas, have deteriorated in the last several years. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots and finished homes in many markets, including those where we do business. As of December 31, 2009, we had $87.0 million, or 8.1%, of our total loans in real estate construction loans. Of this amount, $66.7 million were land loans, $8.1 million were made to finance residential construction with an identified purchaser and $5.0 million were made to finance residential construction with no identified purchaser. Substantially all of these loans are located in the Houston area. Further, $7.2 million of real estate construction loans were made to finance commercial construction, with approximately $1.5 million of these loans made to finance construction projects located in Texas and $5.7 million in southwest Florida. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the value of the project being subject to successful completion;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan, may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate amount of time. If any of these risks were to occur, it could adversely affect our financial condition, results of operations and cash flows.

The federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate or real estate construction portfolios or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

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

Additionally, as of December 31, 2009, 16.1% of our commercial loans were loans to law firms, which are generally made to fund case expenses and which are collateralized by the anticipated fees to be received in pending cases. We require that the amount of anticipated fees be several times greater than the amount of the loan and personal guarantees of the principals of the law firm. However, the law firm may be unsuccessful in the final outcome in these cases, and if successful, the ultimate collection of legal fees can be negatively affected by changes in regulation or legislative action, such as tort reform.

If our allowance for loan losses is not adequate to cover actual loan losses, our results of operations will be negatively affected.

The allowance for loan losses is an estimate of losses incurred through year end. As the losses are confirmed, it is possible that additional loss provisions may be needed in future periods to refine that estimate, which will be made in addition to the regular provision for estimated losses in those periods. Loans totaling $914.6 million, or 84.8%, of our loan portfolio as of December 31, 2009 represents loans originated since the beginning of 2005 and $88.7 million, or 8.2%, of our loan portfolio represents purchased loans. As a lender, we are exposed to the risk that our loan clients may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover an estimate of loan losses incurred in the loan portfolio at the balance sheet date. In determining the size of the allowance, we rely, among other factors, on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary in future loss provisions. A material addition to the allowance for loan losses to correct for a material change in the estimate could cause our results of operations to be negatively affected.

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

Our profitability depends on the general economic conditions in our primary markets in Texas and southwest Florida. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in the greater Houston area, including Harris, Ft. Bend and Montgomery counties, and southwest Florida, including Lee, Collier, Pinellas and Hillsborough counties. As of December 31,

2009, $587.0 million, or 68.2%, of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in Texas and $192.8 million, or 22.4% of such loans (which includes $26.1 million in purchased loans) were made to borrowers in Florida. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in either of these regions slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. Recently, economic conditions in Florida and, to a lesser extent, Texas have declined and if either of these regions experiences a downturn or a recession for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. While we have entered into agreements that will result in our no longer providing commercial banking services in Florida, the economic conditions in that market will continue to affect our operations while those agreements are pending. In addition, there is no guarantee that such transactions will ultimately close.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our operations.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly depleted the FDIC’s DIF, resulting in a decline in the ratio of reserves to insured deposits to historical lows. The FDIC anticipates that additional insured depository institutions are likely to fail in the foreseeable future so the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013. These developments will cause the premiums assessed on us by the FDIC to increase and materially increase our noninterest expense.

On January 1, 2009, the FDIC increased the DIF assessment rates as part of the FDIC’s DIF restoration plan. Effective April 1, 2009, the assessment rate applicable to the Company increased from 7 to 15.4 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. We paid a special assessment of $684,000 on September 30, 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The assessment was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Under GAAP accounting rules, the prepaid assessments would not immediately affect a bank’s earnings. Each institution records the entire amount of the prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011.

These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations. Our FDIC insurance related costs were $2.1 million for the year ended December 31, 2009 compared with $161,000 and $118,000 for the years ended December 31, 2008 and 2007, respectively. The increase was also a result of the expiration of credits used in previous years. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur, in the event the economic crisis continues.

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

We determine impairment by comparing the fair value of the reporting unit with the carrying amount of that reporting unit. If the carrying amount of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized based upon our calculation of the implied fair value of goodwill. Any such adjustments are reflected in our results of operations in the periods in which they become known. At December 31, 2009, our goodwill totaled $35.8 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

We make loans to professional firms and privately-owned businesses that are considered to be small- to medium-sized businesses. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn and other events that negatively impact our target market could cause us to incur substantial credit losses that could materially harm our operating results.

Our banking business is subject to interest rate risk and fluctuations in interest rates may adversely affect our results of operations and financial condition.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates, which are neither predictable nor controllable. Like most financial institutions, our results of operations are significantly dependent on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our results of operations. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

As of December 31, 2009, we were liability sensitive, meaning that our interest-bearing liabilities reprice more quickly than our interest-earning assets, so in the event of an increase in interest rates, our net interest income will be affected negatively. Although our asset liability management strategy is designed to control our risk from changes in market interest rates, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and results of operations.

For the year ended December 31, 2009, we received $16.9 million in fees from our wealth management business, which represented 61.8% of our total noninterest income. We derive our revenues from this business primarily from investment management fees based on assets under management and, to a lesser extent, fee-based financial planning services. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, and competition from investment management companies.

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

Linscomb & Williams derived 97.0% of its revenue for the year ended December 31, 2009 from investment advisory contracts with its clients. These contracts are typically terminable by clients without penalty upon relatively short notice (generally not more than 60 days). Our wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that Linscomb & Williams’ management will be able to retain all of their clients. If its clients terminate their investment advisory contracts, Linscomb & Williams, and consequently we, could lose a significant portion of our revenues.

Our insurance agency’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could adversely affect our operations and revenues.

Our insurance agency subsidiary, Town & Country, is engaged in insurance agency and brokerage activities. For the year ended December 31, 2009, Town & Country received $5.5 million in commissions and fees, which represented 20.0% of our total noninterest income. Town & Country derives revenues primarily from commissions paid by the insurance underwriters on the sale of insurance products to clients. These commissions are highly dependent on the premiums charged by insurance underwriters, which historically have been cyclical in nature, vary by region and display a high degree of volatility based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within Town & Country’s control, include the capacity of insurance underwriters to place new business, non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability to consumers of alternative insurance products, such as government benefits and self-insurance plans.

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

We believe that our success to date and our prospects for future success in our banking, wealth management and insurance businesses depend significantly on the continued services and performance of our chief executive officer, James S. D’Agostino, Jr., and the other members of our senior management team. While we have granted restricted stock to, and have change in control agreements with, certain key officers our ability to retain such officers may be hindered by the fact that we have not entered into employment or non-competition agreements with most of them. Therefore, they may terminate their employment with us at any time, and we could have difficulty replacing such officers with persons who are experienced in the specialized aspects of our business or who have ties to the communities within our primary market areas.

In addition, as a participant in the CPP, we are subject to the executive compensation limitations under Section 111 of EESA, as amended. The EESA contains restrictions on bonus and other incentive compensation payable to certain of our most highly compensated employees. Such restrictions and standards may further impact management’s ability to retain key officers and employees as well as our ability to compete with financial institutions that are not subject to the same limitations as we are. The unexpected loss of services of any of these key officers could materially harm our business.

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

We and Encore Bank are subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the Company’s shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Any change in applicable regulations or federal legislation could have a substantial impact on us, Encore Bank and our respective operations. The current administration has proposed major changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector and legislation to implement these changes is pending in the U.S. House of Representatives and the U.S. Senate. These proposed reforms and additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect our powers, authority and operations, or the powers, authority and operations of Encore Bank, in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on us. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

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

As a regulated entity, we and Encore Bank must maintain certain required levels of regulatory capital that may limit our operations and potential growth.

We and Encore Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Encore Bank’s and our company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Encore Bank must meet specific capital guidelines that involve quantitative measures of Encore Bank’s assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.

Quantitative measures established by regulation to ensure capital adequacy require Encore Bank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets, also known as the leverage ratio. As of December 31, 2009, Encore Bank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, a bank must generally maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the OCC could require Encore Bank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2009, Encore Bank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 9.11%, 12.72% and 13.98%, respectively.

Many factors affect the calculation of Encore Bank’s risk-based assets and its ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in its risk-weighted assets will require a corresponding increase in its capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease Encore Bank’s capital, thereby reducing the level of the applicable ratios.

Encore Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under regulatory rules, if Encore Bank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted.

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

We may be adversely affected by the soundness of other financial institutions

Our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with whom we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.

We are subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, correspondents or other third parties.

We rely heavily upon information supplied by third parties, including the information contained in loan applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses we may suffer.

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

As of February 26, 2010, our directors and executive officers beneficially own 26.6% of the outstanding shares of our common stock. Accordingly, these directors and executive officers are able to control, to a significant extent, the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 17 private client offices through Encore Bank. We also operate four offices of Encore Trust, three offices of Town & Country and one office of Linscomb & Williams. We lease all of our locations, except with respect to our private client offices located in the Houston area at 6330 San Felipe, 5815 Kirby, 3754 Westheimer and 5548 FM 1960 West, where in each location we own the building and lease the underlying land, and our private client office in Ft. Myers, Florida, where we own the building and underlying land. Our principal office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas, 77046. The following table sets forth our banking, wealth management and insurance office locations, the date we opened or acquired them, and, with respect to our private client offices, the amount of deposits:

Type of Office	Date Opened/ Acquired	Deposits as of December 31, 2009
Private Client Offices—Houston Market		(dollars in thousands)
Houston, Texas
12520 Memorial Drive	11/01/2000	$148,043
2049 West Gray	8/01/2002	89,930
6330 San Felipe	3/17/2003	69,353
909 Fannin, Suite 1350	8/04/2003	74,613
6400 Fannin, Suite 222	2/15/2007	21,236
5815 Kirby	1/20/2004	71,464
3754 Westheimer	1/05/2004	44,515
5548 FM 1960 West	7/14/2003	72,347
Nine Greenway Plaza, Suite 110	3/21/2005	294,903
Sugar Land, Texas
4647 Sweetwater Blvd., Suite A	5/30/2006	22,727
The Woodlands, Texas
9595 Six Pines Drive, Suite 1500	9/07/2004	45,835

Private Client Offices—Florida Market
Sun City Center
1653 Sun City Plaza, Suite 1001	9/04/2001	69,302
Ft. Myers
7920 Summerlin Lakes Dr.	10/16/2001	34,025
Clearwater
2566 McCullen Booth Road, Suite G	3/25/2002	23,441
Belleair Bluffs
2973 West Bay Drive	4/08/2002	41,874
Naples
10600 Tamiami Trail N., Suite 604	4/19/2004	43,180
3003 Tamiami Trail, Suite 100	1/03/2007	25,048

Encore Trust Offices
Houston, Texas
11000 Richmond, Suite 215	3/31/2005	N/A
Nine Greenway Plaza, Suite 1000	3/31/2005	N/A
Dallas, Texas
5956 Sherry Lane Place, Suite 630	3/31/2005	N/A
Austin, Texas
100 Congress Ave., Suite 2100	3/31/2005	N/A

Town & Country Offices
Houston, Texas
10575 Katy Freeway, Suite 150	4/30/2004	N/A
Galveston, Texas
1605 Tremont	4/30/2004	N/A
Ft. Worth, Texas
3417 Hulen Street, Suite 201	4/01/2006	N/A

Linscomb & Williams Office
Houston, Texas
1400 Post Oak Blvd., Suite 1000	8/31/2005	N/A

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

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “EBTX”. The following table presents the high and low intra-day sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated:

	2009		2008
	High	Low	High	Low
First Quarter	$11.25	$4.29	$20.87	$16.05
Second Quarter	11.00	6.24	19.94	15.65
Third Quarter	9.60	6.86	19.49	14.07
Fourth Quarter	8.96	7.53	17.74	10.25

As of February 26, 2010, we had 10.5 million shares outstanding and 136 shareholders of record. The number of beneficial owners is unknown to us at this time.

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

In addition, the terms of our junior subordinated debentures may limit our ability to pay dividends on our common stock. Beginning on December 5, 2008 and until (i) the third anniversary of the U.S. Treasury’s investment, (ii) we have redeemed the Series A Preferred Stock or (iii) the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Also, as long as the Series A Preferred Stock is outstanding, dividend payments on our common stock will be prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions. Furthermore, it is Federal Reserve policy that we inform and consult with them prior to declaring and paying a dividend that could raise safety and soundness concerns, including dividends on the Series A Preferred Stock issued to the U.S. Treasury under the CPP or interest on the subordinated debentures underlying our trust preferred securities.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to equity compensation plans approved by shareholders under which our common stock is authorized for issuance. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	979,750	$9.73	228,464
Equity compensation plans not approved by security holders	—	—	—

Total	979,750	$9.73	228,464

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock made by us during the fiscal year ended December 31, 2009:

Month in 2009	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February	1,960	$5.49	N/A	N/A
April	1,307	9.02	N/A	N/A
May	219	8.04	N/A	N/A
November	1,508	8.56	N/A	N/A
December	12,124	8.02	N/A	N/A

Total	17,118	$7.85	N/A	N/A

(1)	All shares of common stock reported in the table above were repurchased by us at the fair market value of our common stock in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our key employees and directors.
(2)	We have no publicly announced plans or programs.

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on our common stock for the period since our shares of common stock were registered under Section 12 of the Exchange Act on July 17, 2007 to December 31, 2009, with the cumulative total return of the Russell 2000 Index and KBW Bank Index for the same period. This presentation assumes that the value of the investment in our common stock and each index on July 17, 2007 was $100.00 and that subsequent cash dividends were reinvested. The historical stock price performance of our common stock shown on the graph below is not necessarily indicative of future stock price performance.

	Period Ending
Index	7/17/07	12/31/07	12/31/08	12/31/09
Encore Bancshares, Inc.	$100.00	$95.19	$52.38	$38.19
KBW Bank Index	100.00	78.27	39.15	37.73
Russell 2000	100.00	90.13	58.77	73.58

Item 6. Selected Financial Data

The following table summarizes our historical consolidated financial data for the periods and at the dates indicated. You should read this information in conjunction with our audited consolidated financial statements and related notes included in this Form 10-K. You should not assume the results of operations for past periods indicate results for any future period.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands, except per share data)
Operations Statement Data:
Interest income	$77,226	$81,271	$81,427	$75,810	$64,653
Interest expense	30,731	36,997	47,252	45,637	38,400

Net interest income	46,495	44,274	34,175	30,173	26,253
Provision for loan losses	16,660	29,175	4,029	3,491	3,198

Net interest income after provision for loan losses	29,835	15,099	30,146	26,682	23,055
Noninterest income (1)	27,337	22,945	30,903	34,926	29,206
Noninterest expense (1)	54,424	51,006	50,544	50,181	45,374

Net earnings (loss) before income taxes	2,748	(12,962)	10,505	11,427	6,887
Income tax expense (benefit)	962	(4,888)	3,121	3,949	2,098

Net earnings (loss)	$1,786	$(8,074)	$7,384	$7,478	$4,789

Earnings (loss) available to common shareholders	$(428)	$(8,240)	$7,384	$7,478	$4,789

Common Share Data:
Basic earnings (loss) per share (2)	$(0.04)	$(0.81)	$0.83	$0.96	$0.68
Diluted earnings (loss) per share (2)	(0.04)	(0.81)	0.78	0.92	0.64
Book value per share	15.01	15.36	15.56	13.57	12.68
Tangible book value per share (3)	11.10	12.05	12.13	9.01	8.07
Average common shares outstanding (2)	10,381	10,205	8,888	7,756	7,019
Diluted average common shares outstanding (2)	10,381	10,205	9,471	8,102	7,436
Shares outstanding at end of period (4)	10,504	10,241	10,124	7,786	7,692
Period End Balance Sheet Data:
Total assets	$1,635,355	$1,587,844	$1,401,197	$1,336,843	$1,316,565
Investment securities	257,822	174,691	146,263	256,256	323,074
Loans receivable	1,078,205	1,218,404	1,097,268	908,368	808,204
Allowance for loan losses	26,501	25,105	11,161	9,056	8,719
Goodwill and other intangible assets, net	41,150	33,904	34,722	35,487	35,442
Deposits	1,191,836	1,100,797	1,041,374	1,030,811	815,074
Shareholders’ equity (5)	186,668	185,742	157,479	105,677	97,513
Junior subordinated debentures	20,619	20,619	20,619	20,619	20,619
Average Balance Sheet Data:
Total assets	$1,600,675	$1,483,021	$1,341,105	$1,316,572	$1,293,781
Investment securities	220,317	150,096	179,767	288,082	385,502
Loans receivable	1,145,522	1,170,717	972,760	840,330	747,079
Deposits	1,150,464	1,061,318	1,011,563	882,581	767,358
Shareholders’ equity (6)	187,610	162,929	129,316	100,827	87,358

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	0.11%	(0.54)%	0.55%	0.57%	0.37%
Return on average common equity (7)	(0.27)	(5.13)	5.71	7.42	5.48
Return on average tangible common equity (3)(7)	(0.34)	(6.53)	7.84	11.40	7.37
Net interest margin (TE)(8)	3.10	3.18	2.74	2.46	2.14
Efficiency ratio (1)(9)	75.16	72.62	76.17	75.62	80.83
Noninterest income to total revenue (1)	37.03	34.13	47.49	53.65	52.66
Asset Quality Ratios (10):
Nonperforming assets to total loans and investment in real estate (11)	4.63%	2.73%	1.10%	1.06%	0.51%
Net charge-offs to average loans	1.33	1.30	0.20	0.38	0.29
Allowance for loan losses to year end loans	2.46	2.06	1.02	1.00	1.08
Allowance for loan losses to nonperforming loans (11)	73.64	82.23	99.58	96.23	284.56
Capital Ratios:
Leverage ratio (12)	10.55%	11.61%	10.47%	6.90%	6.23%
Tier 1 risk-based capital ratio (12)	14.80	14.58	13.59	10.17	9.89
Total risk-based capital ratio (12)	16.07	15.84	14.65	11.19	10.97
Tangible common equity to tangible assets (3)	7.31	7.94	8.98	5.39	4.85

(1)	Prior periods adjusted to include net expenses of foreclosed real estate in noninterest expense.
(2)	Prior periods adjusted to include nonvested restricted stock in average common shares outstanding as required by FASB ASC 260.
(3)	Non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Tangible common equity includes $10.3 million of puttable common stock as of December 31, 2006 and 2005. Tangible common equity and tangible assets are calculated as follows:

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Shareholders’ equity (GAAP)	$186,668	$185,742	$157,479	$105,677	$97,513
Less: Preferred stock	28,976	28,461	—	—	—
Goodwill and other intangible assets, net	41,150	33,904	34,722	35,487	35,442

Tangible common equity	$116,542	$123,377	$122,757	$70,190	$62,071

Total assets (GAAP)	$1,635,355	$1,587,844	$1,401,197	$1,336,843	$1,316,565
Less: Goodwill and other intangible assets, net	41,150	33,904	34,722	35,487	35,442

Tangible assets	$1,594,205	$1,553,940	$1,366,475	$1,301,356	$1,281,123

(4)	Includes nonvested restricted stock.
(5)

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
(6)	Average shareholders’ equity for the years ended December 31, 2007, 2006 and 2005 includes $2.5 million, $10.3 million and $3.4 million in puttable common stock.
(7)	Return based on earnings (loss) available to common shareholders. The ratios for years ended December 31, 2007, 2006 and 2005 include puttable common stock as a part of shareholders’ equity.
(8)	Net interest margin is calculated by dividing net interest income by average earning assets. On taxable-equivalent basis in 2009. Taxable-equivalent amounts in prior years were immaterial. Taxable-equivalent measures are considered non-GAAP measures and are calculated as follows:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Net interest income (GAAP)	$46,495	$44,274	$34,175	$30,173	$26,253
Taxable-equivalent adjustment	454	—	—	—	—

Net interest income on taxable-equivalent basis	$46,949	$44,274	$34,175	$30,173	$26,253

(9)	Calculated by dividing total noninterest expense, less amortization of intangibles, by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities and impairment write down on securities.
(10)	At period end, except net charge-offs to average loans, which is for periods ended at such dates.
(11)	As of December 31, 2009, accruing loans past due 90 days or more and still accruing were reclassified from nonperforming loans to a separate category. Nonperforming loans consist of nonaccrual loans, nonaccrual restructured loans and any other loan management deems to be nonperforming.
(12)	Regulatory capital ratios for December 31, 2009, 2008 and 2007 are for Encore Bancshares, Inc. Regulatory capital ratios for December 31, 2006 and 2005 are for Encore Bank. On March 30, 2007, we became a bank holding company and Encore Bank became a national bank. For all periods prior to March 30, 2007, the capital ratios are calculated in accordance with Office of Thrift Supervision regulations and as of March 31, 2007, the capital ratios are calculated in accordance with OCC regulations. We were not required to monitor consolidated capital ratios as a thrift holding company, but we are required to do so as a bank holding company. See the section of this Form 10-K captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Regulatory Capital” for details relating to our regulatory capital ratios.

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

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure to complete the pending transactions for the sale of our Florida operations;

•	the concentration of our loan portfolio in loans collateralized by real estate;

•	our level of commercial real estate and commercial loans;

•	incorrect assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, investment advisory, trust, insurance and other aspects of the financial services industry;

•	increased FDIC assessments or the imposition of special assessments;

•	government intervention in the U.S. financial system;

•	the continued service of key management personnel;

•	our ability to attract, motivate and retain key employees;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	factors that increase competitive pressure among financial services organizations, including product and pricing pressures;

•	risks associated with our investment in Linscomb & Williams;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our consolidated balance sheets and consolidated statements of operations. This section should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2009 and 2008 and for each of the three years ended December 31, 2009, which are included in this Form 10-K.

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

Pending Transactions

On March 15, 2010, Encore Bank executed two separate purchase and assumption agreements to sell certain assets and transfer certain liabilities of its Florida operations. The first agreement is with Ovation Holdings and its proposed subsidiary bank, National Bank of Southwest Florida (NBSWF), headquartered in Port Charlotte, Florida. Ovation Holdings has entered into a definitive agreement to purchase NBSWF.

Under the terms of the first agreement, NBSWF is to assume approximately $171.6 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $86.2 million of loans as well as other assets, including premises and equipment. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings and customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The second agreement is with HomeBanc, headquartered in Lake Mary, Florida. Under the terms of this agreement, HomeBanc is to assume approximately $59.7 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. The transaction is subject to regulatory approval and customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The deposits and loans to be acquired represent approximately 19.4% and 8.0% of our total deposits and loans at December 31, 2009. The combined transactions will result in a pre-tax loss of approximately $1.0 million. We expect to take a charge of approximately $4.4 million in the first quarter of 2010 to adjust the assets held for sale to their agreed purchase price. The gain on the sale of the deposits with respect to each transaction will be recognized when each transaction is completed.

Payment of Contingent Consideration

Pursuant to the terms of the agreement for our acquisition of Linscomb & Williams, we were obligated to make a contingency payment to the former Linscomb & Williams shareholders. The accrued liability related to this transaction as of December 31, 2009 was $7.9 million and will be extinguished by the issuance of approximately 696,000 shares of common stock prior to the end of the first quarter 2010 and the payment of $2.1 million in cash, which has already been paid. The recording of this transaction as of December 31, 2009 resulted in approximately $7.9 million in additional goodwill, which reduced tangible book value and regulatory capital. Upon issuance of the shares during the first quarter of 2010, tangible book value and regulatory capital will be increased by approximately $5.8 million.

Critical Accounting Policies and Estimates

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

Allowance for Loan Losses. We maintain an allowance for loan losses sufficient to absorb estimated losses incurred in the loan portfolio through the balance sheet date. The determination of the appropriate level of the allowance is based on periodic evaluations of our loan portfolio. These evaluations are inherently subjective and require us to make numerous assumptions, estimates and judgments.

In analyzing the adequacy of the allowance for loan losses, we utilize a loan grading system for commercial loans to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. Consumer loans, including residential real estate, are evaluated periodically based on their repayment status. To determine the adequacy of the allowance, we segment our loan portfolio into loan types. The allowance consists of general and specific components. The general component is based on, among other things, the historical loan loss experience for each loan type, the growth, composition and diversification of our loan portfolio, delinquency and loan classification trends, estimated value of the underlying collateral, and the results of recent regulatory examinations. Also, new credit products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel are also taken into consideration.

In addition to the general component, nonaccrual loans graded substandard or doubtful with an outstanding balance of $250,000 or more, as well as all loans designated as troubled debt restructurings, are individually evaluated in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 310, Receivables, to determine the level of any impairment and specific reserve.

As a final step to the evaluation process, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate, but not eliminate, the imprecision inherent in loan- and segment-level estimates of expected credit losses. This review of the allowance includes our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and concentration risks.

There are numerous factors that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various factors that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact our results of operations in future periods. Assuming a one risk grade downgrade throughout our individually rated portfolio could imply an additional allowance requirement in the general component of approximately $1.5 million at December 31, 2009. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures we follow in estimating incurred losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. On January 1, 2007, we adopted interpretive guidance related to uncertain tax positions in FASB ASC 740. For additional information, see Note H, “Income Taxes,” to our consolidated financial statements included in this Form 10-K.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared to its carrying value. If a reporting unit’s carrying value exceeds its fair value, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over their estimated useful lives, ranging from 15 to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable. Based on our goodwill impairment test as of October 1, 2009, we do not believe any of our goodwill is impaired. In addition, as of December 31, 2009, we assessed the useful lives of our other intangible assets and determined that there has not been any significant change in the original estimated useful lives.

Pending Accounting Pronouncements

Recently issued accounting pronouncements are disclosed in Note A, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K. Pending accounting pronouncements include:

FASB Accounting Standard Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures related to activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We do not expect ASU 2010-06 to have a material effect on our consolidated financial statements.

FASB ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets, into the FASB ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. We do not expect ASU 2009-16 to have a material effect on our consolidated financial statements.

Non-GAAP Financial Measures

This report contains certain financial information determined by methods other than in accordance with US GAAP. These measures include net interest income, net interest spread and net interest margin on a taxable-equivalent basis, which is common practice in the banking industry, as well as tangible book value per share, return on average tangible common equity and tangible common equity to tangible assets. We have included in this report information related to these non-GAAP financial measures for the applicable periods presented. We believe these non-GAAP financial measures provide information useful to investors in understanding our financial results and believe that its presentation, together with the accompanying reconciliations, provides a complete understanding of factors and trends affecting our business and allows investors to view performance in a manner similar to management, the entire financial services sector, bank stock analysts and bank regulators. These non-GAAP measures should not be considered a substitute for operating results determined in accordance with GAAP and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

In 2009, we reclassified net expenses of foreclosed real estate from other noninterest income to noninterest expense for all periods presented. These reclassifications had no impact on financial condition, results of operations or equity in any of the reported periods.

Key Financial Measures

For the year ended December 31, 2009, net earnings were $1.8 million, compared with a net loss of $8.1 million for 2008. The loss per diluted common share (as a result of deducting preferred dividends from net earnings) for the year ended December 31, 2009 was $0.04, compared with a loss per diluted common share of $0.81 for 2008. The improvement in earnings was primarily due to lower credit costs.

Our net loss was $8.1 million, or $0.81 per diluted share, for the year ended December 31, 2008, compared with net earnings of $7.4 million, or $0.78 per diluted share, for 2007. The deepening economic recession and extremely challenging financial environment significantly intensified in the last quarter of 2008. Consequently, 2008 results were driven by escalating credit costs, including additions to the allowance for loan losses, and an impairment charge related to a security. Results for 2008 include a $10.1 million, or 29.6%, improvement in net interest income. Offsetting this improvement was a $25.1 million increase in the provision for loan losses, which included a $6.0 million charge-off of a loan to a professional and a $13.9 million increase to the allowance for loan losses. The 2008 results also include a $2.0 million non-cash impairment charge on a security acquired in connection with our Community Reinvestment Act (CRA) requirements.

Our return on average assets was 0.11% for the year ended December 31, 2009 compared with (0.54)% for 2008 and 0.55% for 2007. Our return on average common equity, as a result of deducting preferred dividends from net earnings, was (0.27)% for the year ended December 31, 2009 compared with (5.13) % for 2008 and 5.71% for 2007. The return on equity includes dividends paid on the preferred stock which reduces earnings attributable to shares of common stock. The return on average common equity for a portion of 2007 includes $10.3 million in puttable common stock associated with the Linscomb & Williams acquisition. See the section of this Form 10-K captioned “—Financial Condition—Shareholders’ Equity and Puttable Common Stock” for a detailed discussion of the puttable common stock.

Our taxable-equivalent (TE) net interest margin was 3.10% for the year ended December 31, 2009 compared with 3.18% for 2008 and 2.74% in 2007. The net interest margin declined 8 basis points in 2009, reflecting a decrease in the loan portfolio. Our net interest margin continued to improve in 2008 due to our more favorable mix of earning assets, as originated loans replaced lower yielding purchased mortgage loans and securities.

Our efficiency ratio (calculated by dividing total noninterest expense, less amortization of intangibles, by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities and impairment write down on securities) was 75.16% for the year ended December 31, 2009 compared with 72.62% for 2008 and 76.17% in 2007. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under US GAAP. An increase in the efficiency ratio could indicate that more resources are being utilized to generate the same dollar amount of income, while a decrease indicates a more efficient allocation of resources.

Total assets increased $47.5 million, or 3.0%, to $1.6 billion as of December 31, 2009 compared with December 31, 2008 and increased $186.6 million, or 13.3%, to $1.6 billion as of December 31, 2008 compared with December 31, 2007. Our loan portfolio decreased $140.2 million, or 11.5%, to $1.1 billion as of December 31, 2009 and grew $121.1 million, or 11.0%, to $1.2 billion as of December 31, 2008. Shareholders’ equity increased $926,000, or 0.5%, to $186.7 million as of December 31, 2009, and $28.3 million, or 17.9%, to $185.7 million as of December 31, 2008.

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

2009 vs 2008. Net interest income (TE) was $46.9 million for the year ended December 31, 2009, an increase of $2.7 million, or 6.0%, compared with the same period of 2008. The increase was primarily due to an increase in interest earning assets, which was partially offset by an increase in nonperforming loans. Average interest-earning assets increased $124.0 million, or 8.9%, due primarily to growth in securities and deposits in banks, which was funded by growth in deposits. For the year ended December 31, 2009, the net interest margin (TE) was 3.10%, a decrease of 8 basis points, compared with the same period of 2008. The contraction in the margin was due primarily to the change in the asset mix as average loans decreased $25.2 million, or 2.2%, and average temporary investments increased $78.5 million. This shift resulted from weak loan demand, a shortage of loans meeting our credit standards and the decision to remain liquid in expectation of rising interest rates. In addition, the increase in nonperforming loans caused a reduction in net interest income.

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

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin for the same periods. All balances are daily average balances and nonaccrual loans were included in average loans with a zero yield for the purpose of calculating the rate earned on total loans. To give effect to our tax-exempt securities and loans, taxable-equivalent adjustments have been made with respect to these assets in 2009. Taxable-equivalent amounts in 2008 and 2007 were immaterial.

	Years Ended December 31,
	2009			2008			2007
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,145,522	$68,175	5.95%	$1,170,717	$73,748	6.30%	$972,760	$67,999	6.99%
Mortgages held-for-sale	1,317	105	7.97	902	79	8.76	42,379	3,733	8.81
Securities (1)	220,317	8,698	3.95	150,096	5,623	3.75	179,767	6,923	3.85
Federal funds sold and other	148,059	702	0.47	69,521	1,821	2.62	53,880	2,772	5.14

Total interest-earning assets (1)	1,515,215	77,680	5.13	1,391,236	81,271	5.84	1,248,786	81,427	6.52
Less: Allowance for loan losses	(25,503)			(12,408)			(10,069)
Noninterest-earning assets	110,963			104,193			102,388

Total assets	$1,600,675			$1,483,021			$1,341,105

Liabilities, shareholders’ equity and puttable common stock:
Interest-bearing liabilities:
Interest checking	$186,440	$888	0.48%	$187,412	$2,515	1.34%	$172,701	$5,131	2.97%
Money market and savings	273,188	2,976	1.09	291,749	5,759	1.97	348,567	14,756	4.23
Time deposits	537,963	17,149	3.19	461,475	19,597	4.25	380,847	18,772	4.93

Total interest-bearing deposits	997,591	21,013	2.11	940,636	27,871	2.96	902,115	38,659	4.29
Borrowings and repurchase agreements	231,648	8,493	3.67	225,969	7,781	3.44	165,647	7,029	4.24
Junior subordinated debentures	20,619	1,225	5.94	20,619	1,345	6.52	20,712	1,564	7.55

Total interest-bearing liabilities	1,249,858	30,731	2.46	1,187,224	36,997	3.12	1,088,474	47,252	4.34

Noninterest-bearing liabilities:
Noninterest-bearing deposits	152,873			120,682			109,448
Other liabilities	10,334			12,186			13,867

Total liabilities	1,413,065			1,320,092			1,211,789
Shareholders’ equity and puttable common stock	187,610			162,929			129,316

Total liabilities, shareholders’ equity and puttable common stock	$1,600,675			$1,483,021			$1,341,105

Net interest income (TE)(1)		$46,949			$44,274			$34,175

Net interest spread (TE)(1)(2)			2.67%			2.72%			2.18%
Net interest margin (TE)(1)(3)			3.10%			3.18%			2.74%

Net interest income (GAAP)		$46,495			$44,274			$34,175
Taxable-equivalent adjustment		454			—			—

Net interest income on taxable-equivalent basis		$46,949			$44,274			$34,175

(1)	Non-GAAP measure. On taxable-equivalent basis in 2009 to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate. Taxable-equivalent amounts in 2008 and 2007 were immaterial.
(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to Change In		Total	Increase (Decrease) Due to Change In		Total
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest-earning assets:
Loans (net of unearned income)	$(1,562)	$(4,285)	$(5,847)	$12,917	$(7,168)	$5,749
Mortgages held-for-sale	34	(8)	26	(3,633)	(21)	(3,654)
Securities	2,710	185	2,895	(1,116)	(184)	(1,300)
Federal funds sold and other	1,080	(2,199)	(1,119)	658	(1,609)	(951)

Total increase (decrease) in interest income	2,262	(6,307)	(4,045)	8,826	(8,982)	(156)

Interest-bearing liabilities:
Interest checking	(13)	(1,614)	(1,627)	405	(3,021)	(2,616)
Money market and savings	(346)	(2,437)	(2,783)	(2,105)	(6,892)	(8,997)
Time deposits	2,925	(5,373)	(2,448)	3,641	(2,816)	825
Borrowings and repurchase agreements	199	513	712	2,242	(1,490)	752
Junior subordinated debentures	—	(120)	(120)	(7)	(212)	(219)

Total increase (decrease) in interest expense	2,765	(9,031)	(6,266)	4,176	(14,431)	(10,255)

Total increase (decrease) in net interest income	$(503)	$2,724	$2,221	$4,650	$5,449	$10,099

Provision for Loan Losses

We assess the adequacy of our allowance for loan losses by applying the provisions of FASB ASC 450-10 and 310-10. We determine specific allocations for loans considered to be impaired and assign loss factors to the remainder of the loan portfolio to determine an appropriate level of allowance for loan losses. The allowance is increased, as necessary, by making a provision for loan losses. The specific allocations for impaired loans are assigned based on an estimated net realizable value after a thorough review of the credit relationship. The potential loss factors associated with the remainder of the loan portfolio are based on our internal net loss experience, as well as other qualitative risk factors.

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

The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses incurred in the loan portfolio through the balance sheet date. The provision was $16.7 million, $29.2 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007. The changes in the provision in 2009 and 2008 primarily reflects the amount we considered necessary to absorb estimated losses incurred in the loan portfolio primarily as a result of the recessionary economic environment, weakness in our Florida market, higher net charge-offs, changes in historical loss factors and the rise in nonperforming loans which has impacted both the specific reserves we hold as well as our general allowance and qualitative factors. The provision increased from 2007 to 2008 due to higher charge-offs, particularly in commercial loans, and due to the weakening economy and lower collateral values, especially in Florida.

Noninterest Income

Noninterest income represented 37.03%, 34.13% and 47.49% of total revenue for the years ended December 31, 2009, 2008 and 2007. Noninterest income increased $4.4 million, or 19.1%, to $27.3 million for the year ended December 31, 2009, compared with 2008, primarily due to a gain on the sale of securities and the impairment write down incurred in 2008. Trust and investment management fees decreased $435,000, or 2.5%, due to lower assets under management which were a result of lower valuations in the equity markets. Insurance commissions decreased $204,000, or 3.6%, due to a soft property and casualty market. Gain on sale of securities increased $2.3 million as we sold securities to better position the balance sheet for an anticipated rise in interest rates. In addition, in 2008, we recognized an impairment of $2.0 million on an investment we acquired in connection with our CRA requirements.

Noninterest income was $22.9 million for 2008, a decrease of $8.0 million, or 25.8%, compared with 2007. The decrease was due primarily to a decrease in mortgage banking income and a $2.0 million impairment charge for the aforementioned CRA investment. Trust and investment management fees were approximately the same year over year as assets under management were significantly impacted by the decline in the stock market in third and fourth quarter of 2008. From December 31, 2007 to December 31, 2008, assets under management decreased 19.3%, however, most of the decline occurred in the second half of the year. The decrease in mortgage banking income was a result of our third quarter 2007 decision to stop selling second mortgage loans that we had originated into the secondary market. We have, to a limited extent, continued to originate and sell first mortgage loans into the secondary market.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Trust and investment management fees	$16,894	$17,329	$17,546
Mortgage banking	653	251	5,506
Insurance commissions and fees	5,477	5,681	5,942
Net gain (loss) on sale of available-for-sale securities	2,324	(3)	(181)
Impairment write down on securities	—	(1,984)	—
Other	1,989	1,671	2,090

Total noninterest income	$27,337	$22,945	$30,903

Noninterest Expense

For the year ended December 31, 2009, noninterest expense was $54.4 million, an increase of $3.4 million, or 6.7%, compared with 2008. The increase was due primarily to a combination of higher compensation expense, FDIC assessments and foreclosed real estate expenses. The increase in compensation was due in part to the addition of executive management, loan workout personnel and new lenders to grow Encore Bank’s commercial lending platform. In addition, we capitalized fewer loan origination expenses due to lower loan production volumes. The $2.0 million increase in FDIC assessment expenses reflect a growing deposit base, the expiration of credits used in previous quarters, as well as higher assessment rates imposed by the FDIC, including the special assessment of $684,000 accrued in the second quarter of 2009. Foreclosed real estate expenses increased $858,000 due to higher cost of managing problem assets. Other expenses decreased $627,000, or 12.9%, due mainly to lower provision for unfunded loan commitments.

Noninterest expense was $51.0 million for the year ended December 31, 2008, up $462,000, or 0.9%, compared with $50.5 million for 2007. Professional fees were higher in 2008 due primarily to an arbitration matter that was resolved and the full year’s effect of costs related to being a public company. These costs were offset by lower compensation expense, primarily incentive compensation, and reduced outside data processing expense due to lower negotiated pricing. We also incurred $737,000 for a provision for unfunded loan commitments, which was a result of our growing loan portfolio and the deteriorating economic environment. In addition, 2007 included a nonrecurring charge for early debt extinguishment which resulted from refinancing a portion of our trust preferred securities.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Compensation	$30,163	$29,317	$30,117
Non-staff expenses:
Occupancy	6,050	6,045	5,764
Equipment	1,695	1,960	2,076
Advertising and promotion	807	842	1,018
Outside data processing	3,173	2,970	3,479
Professional fees	4,017	3,470	2,046
Intangible amortization	681	749	838
FDIC assessment	2,115	161	118
Loss on early debt extinguishment	—	—	391
Foreclosed real estate expenses, net	1,503	645	(62)
Other	4,220	4,847	4,759

Total noninterest expense	$54,424	$51,006	$50,544

Income Tax Expense

The income tax provision was $962,000 for the year ended December 31, 2009, compared with a benefit of $4.9 million in 2008 and a provision of $3.1 million for 2007. The effective tax rate for the years 2009, 2008 and 2007 was 35.0%, 37.7% and 29.7%. The effective rate in 2008 was affected by lower income levels and immaterial return-to-accrual reconciliation differences booked in 2009. The effective tax rate for the year 2007 reflects a $150,000 credit due to a settlement of a tax liability for interest and penalties related to a tax position that was resolved and a lower net state income tax effect.

Results of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination of transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K. The following table presents the results of operations and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Years Ended December 31,

2009
Net interest income (expense)	$47,548	$155	$17	$(1,225)	$46,495
Provision for loan losses	16,660	—	—	—	16,660
Noninterest income	4,781	16,907	5,649	—	27,337
Noninterest expense	37,901	12,248	4,275	—	54,424

Earnings (loss) before income taxes	(2,232)	4,814	1,391	(1,225)	2,748
Income tax expense (benefit)	(896)	1,788	498	(428)	962

Net earnings (loss)	$(1,336)	$3,026	$893	$(797)	$1,786

Total assets as of December 31,	$1,644,083	$59,618	$7,962	$(76,308)	$1,635,355

2008
Net interest income (expense)	$45,340	$196	$83	$(1,345)	$44,274
Provision for loan losses	29,175	—	—	—	29,175
Noninterest income	(139)	17,329	5,760	(5)	22,945
Noninterest expense	35,793	11,057	4,156	—	51,006

Earnings (loss) before income taxes	(19,767)	6,468	1,687	(1,350)	(12,962)
Income tax expense (benefit)	(7,298)	2,270	626	(486)	(4,888)

Net earnings (loss)	$(12,469)	$4,198	$1,061	$(864)	$(8,074)

Total assets as of December 31,	$1,592,933	$47,879	$6,738	$(59,706)	$1,587,844

2007
Net interest income (expense)	$35,282	$321	$136	$(1,564)	$34,175
Provision for loan losses	4,029	—	—	—	4,029
Noninterest income	7,293	17,546	6,035	29	30,903
Noninterest expense	33,959	12,194	4,000	391	50,544

Earnings (loss) before income taxes	4,587	5,673	2,171	(1,926)	10,505
Income tax expense (benefit)	1,130	1,941	744	(694)	3,121

Net earnings (loss)	$3,457	$3,732	$1,427	$(1,232)	$7,384

Total assets as of December 31,	$1,411,934	$46,270	$9,242	$(66,249)	$1,401,197

Banking. Net loss for the year ended December 31, 2009 was $1.3 million, compared with a net loss of $12.5 million in 2008. Net interest income increased $2.2 million, or 4.9%, noninterest income increased $4.9 million, and the provision for loan losses decreased $12.5 million, while noninterest expense increased $2.1 million. Our banking segment lost $12.5 million for the year ended December 31, 2008, compared with net earnings of $3.5 million in 2007. Net interest income increased $10.1 million, or 28.5%, but was offset by a decrease in noninterest income of $7.4 million and an increase in the loan loss provision of $25.1 million.

Net interest income for the year ended December 31, 2009 increased $2.2 million, or 4.9%, compared with 2008, while net interest income for 2008 increased $10.1 million, or 28.5%, compared with 2007. The increases resulted primarily from an improvement in the net interest margin in 2008 and increases in earning assets in 2009 and 2008. The net interest margin improved in 2008 as a result of a more optimal mix of earning assets and funding liabilities. See the analysis of net interest income included in the section of this Form 10-K captioned “—Net Interest Income.”

The provision for loan losses for the year ended December 31, 2009 totaled $16.7 million compared with $29.2 million in 2008 and $4.0 million in 2007. See the analysis of the provision for loan losses included in the section of this Form 10-K captioned “—Provision for Loan Losses.”

Noninterest income for the year ended December 31, 2009 increased $4.9 million compared with 2008. The increase was due primarily to higher mortgage banking income and gain on sales of securities. Noninterest income for the year ended December 31, 2008 decreased $7.4 million, compared with 2007. The decrease was due mainly to lower mortgage banking income and an investment impairment.

Noninterest expense for the year ended December 31, 2009 increased $2.1 million, or 5.9%, compared with 2008, primarily due to increased FDIC assessments. Noninterest expense for the year ended December 31, 2008 increased $1.8 million, or 5.4%, compared with 2007. The increase resulted primarily from the $737,000 provision for unfunded loan commitments and higher legal and collection related expenses.

Wealth Management. Net earnings for the year ended December 31, 2009 decreased $1.2 million, or 27.9%, compared with 2008. The decrease in earnings was due primarily to higher incentive compensation. Net earnings for the year ended December 31, 2008 increased $466,000, or 12.5%, compared with 2007. The rise in net earnings was due primarily to expense management. Assets under management were $2.7 billion as of December 31, 2009 and $2.2 billion as of December 31, 2008.

Noninterest income for the year ended December 31, 2009, decreased $422,000, or 2.4%, compared with 2008, due primarily to a decrease in average assets under management, as a result of declines in the equity market, especially in the first half of 2009. Noninterest income for the year ended December 31, 2008 decreased $217,000, or 1.2%, compared with 2007. The primary factor in the decrease was a 19.3% decline in assets under management, which resulted from sharp declines in the stock market.

Noninterest expense for year ended December 31, 2009 increased $1.2 million, or 10.8%, compared with 2008, due primarily to higher incentive compensation. Noninterest expense for the year ended December 31, 2008 decreased $1.1 million, or 9.3%, compared with 2007. The decrease was due mainly to lower incentive compensation.

Insurance. Net earnings declined for the year ended December 31, 2009 compared with 2008 due primarily to higher noninterest expense as a result of higher compensation expense. Net earnings for the year ended December 31, 2008 decreased $366,000, or 25.6%, compared with 2007 due to a soft property and casualty market, which resulted in lower revenue.

Noninterest income for the year ended December 31, 2009 was essentially flat compared with 2008. Noninterest income for the year ended December 31, 2008 decreased $275,000, or 4.6%, compared with 2007. The decrease was due primarily due to a soft property and casualty market.

Noninterest expense for the year ended December 31, 2009, increased $119,000, or 2.9%, compared with 2008 as a result of higher compensation expense. Noninterest expense for the year ended December 31, 2008 increased $156,000, or 3.9%, compared with 2007.

Other. Other consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on the floating rate portion of these borrowings reflected interest rate increases and decreases from 2007 through 2009. Interest expense on these borrowings decreased in 2009 and 2008 due to the refinancing of $15.5 million of the debentures in 2007. In connection with this refinance activity, we took a $391,000 charge for early debt extinguishment, which is reflected in noninterest expense.

Financial Condition

Total assets increased $47.5 million, or 3.0%, to $1.6 billion as of December 31, 2009, compared with December 31, 2008. Our loan portfolio decreased $140.2 million, or 11.5%, to $1.1 billion as of December 31, 2009 compared with $1.2 billion as of December 31, 2008. Our securities portfolio increased $83.1 million, or 47.6%, to $257.8 million as of December 31, 2009 compared with $174.7 million as of December 31, 2008. Shareholders’ equity increased $926,000, or 0.5%, to $186.7 million as of December 31, 2009.

Total assets increased $186.6 million, or 13.3%, to $1.6 billion as of December 31, 2008, compared with $1.4 billion as of December 31, 2007. Our loan portfolio increased $121.1 million, or 11.0%, to $1.2 billion as of December 31, 2008 compared with $1.1 billion as of December 31, 2007. Our securities portfolio increased $28.4 million, or 19.4%, to $174.7 million as of December 31, 2008 compared with $146.3 million as of December 31, 2007. Shareholders’ equity increased $28.3 million, or 17.9%, to $185.7 million as of December 31, 2008. The increase was due primarily to the $34.0 million we received in connection with our issuance of Series A Preferred Stock and the Warrant to purchase our common stock to the U.S. Treasury in connection with our participation in the CPP, which was partly offset by the net loss for the year.

Loan Portfolio

Our primary lending focus is to privately-owned businesses, professional firms, investors and affluent individuals. To these clients we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consists of commercial, commercial real estate and real estate construction loans, accounted for 42.8% of our portfolio as of December 31, 2009. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 57.2% of our loan portfolio as of December 31, 2009. Total loans were $1.1 billion as of December 31, 2009, a decrease of $140.2 million, or 11.5%, compared with December 31, 2008. The reduction in the loan portfolio reflected the declining debt levels by both companies and consumers and the economic slowdown. The largest reduction was in construction loans reflecting the weak residential and commercial real estate markets. Consumer installment-indirect loans also decreased during 2009. Beginning in 2005, we stopped originating indirect automobile and boat loans. With the exception of residential mortgage or home equity lines, we do not actively seek to originate consumer loans, and most of our other consumer loans are made due to requests from clients who have a relationship with us or the potential to have a relationship. As of December 31, 2009, 2008, and 2007, loans comprised 65.9%, 76.7% and 78.3% of total assets.

Total loans were $1.2 billion as of December 31, 2008, an increase of $121.1 million, or 11.0%, compared with loans of $1.1 billion as of December 31, 2007. The majority of loan growth occurred in residential real estate second lien, which increased $106.6 million, or 54.5%, and commercial real estate, which increased $37.8 million, or 19.8%, to $228.7 million. The majority of the loan growth, and substantially all of the growth in the residential second lien portfolio, was in Texas. The growth in the residential real estate portfolio was due primarily to management’s decision in the third quarter of 2007 to retain second mortgages in the loan portfolio rather than sell them. These loans are generally prime or near prime, secured by property located in Texas. This increase was partially offset by a $29.4 million, or 10.8%, decrease in residential first mortgage loans, due primarily to the continued run off in our purchased first mortgage portfolio. Consumer installment-indirect loans also decreased during 2008.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$115,431	10.7%	$135,534	11.1%
Commercial real estate (1)	259,480	24.0	228,732	18.8
Real estate construction (1)	87,008	8.1	178,845	14.7

Total commercial	461,919	42.8	543,111	44.6
Consumer:
Residential real estate first lien (2)	222,337	20.6	241,969	19.8
Residential real estate second lien (2)	291,433	27.0	302,141	24.8
Home equity lines	74,356	6.9	82,555	6.8
Consumer installment—indirect	8,372	0.8	14,409	1.2
Consumer other	19,788	1.9	34,219	2.8

Total consumer	616,286	57.2	675,293	55.4

Total loans receivable	$1,078,205	100.0%	$1,218,404	100.0%

(1)	As of December 31, 2009, land loans were reclassified from commercial real estate to real estate construction for all periods.
(2)	Includes $88.7 million and $105.6 million of purchased loans as of December 31, 2009 and 2008.

	December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$127,583	11.6%	$113,526	12.5%	$98,712	12.2%
Commercial real estate (1)	190,904	17.4	134,080	14.8	102,754	12.7
Real estate construction (1)	187,118	17.1	178,318	19.6	98,221	12.2

Total commercial	505,605	46.1	425,924	46.9	299,687	37.1
Consumer:
Residential real estate first lien (2)	271,346	24.7	290,866	32.0	314,083	38.8
Residential real estate second lien (2)	195,583	17.8	45,211	5.0	18,356	2.3
Home equity lines	79,023	7.2	78,158	8.6	69,092	8.6
Consumer installment—indirect	25,262	2.3	44,360	4.9	74,314	9.2
Consumer other	20,449	1.9	23,849	2.6	32,672	4.0

Total consumer	591,663	53.9	482,444	53.1	508,517	62.9

Total loans receivable	$1,097,268	100.0%	$908,368	100.0%	$808,204	100.0%

(1)	As of December 31, 2009, land loans were reclassified from commercial real estate to real estate construction for all periods.
(2)	Includes $142.5 million, $152.6 million and $189.1 million of purchased loans as of December 31, 2007, 2006 and 2005.

The contractual maturity ranges of our commercial and consumer loan portfolios and the amount of such loans with predetermined and adjustable interest rates in each maturity range as of dates indicated are summarized in the following table:

	December 31, 2009
	One Year or Less	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial:
Commercial	$65,664	$47,394	$2,373	$115,431
Commercial real estate	55,389	176,587	27,504	259,480
Real estate construction	50,086	26,247	10,675	87,008

Total commercial	171,139	250,228	40,552	461,919
Consumer:
Residential real estate first lien	18,235	14,438	189,664	222,337
Residential real estate second lien	1,016	2,757	287,660	291,433
Home equity lines	626	381	73,349	74,356
Consumer installment—indirect	720	4,287	3,365	8,372
Consumer other	16,844	2,921	23	19,788

Total consumer	37,441	24,784	554,061	616,286

Total loans receivable	$208,580	$275,012	$594,613	$1,078,205

Loans with a predetermined interest rate	$72,205	$168,231	$336,081	$576,517
Loans with an adjustable interest rate	136,375	106,781	258,532	501,688

Total loans receivable	$208,580	$275,012	$594,613	$1,078,205

As of December 31, 2009, 53.5% of our total loan portfolio carried fixed interest rates and 46.5% of our loan portfolio had adjustable interest rates. Scheduled contractual principal repayments do not reflect the actual payments of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, to decrease when current mortgage loan rates are substantially lower than rates on existing mortgages due primarily to refinancing of adjustable rate and fixed rate loans at lower rates.

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

As of December 31, 2009, the geographic concentrations of residential mortgage and home equity lines of credit by state were as follows:

	December 31, 2009
	Residential Mortgage First Lien (2)	Residential Mortgage Second Lien (2)	Home Equity Lines	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$126,413	$270,009	$30,243	$426,665	39.5%
Florida	40,434	2,402	10,925	53,761	5.0
Colorado	8,410	6,193	28,849	43,452	4.0
California	14,699	2,107	2,373	19,179	1.8
Other (1)	32,381	10,722	1,966	45,069	4.2

Total	$222,337	$291,433	$74,356	$588,126	54.5%

(1)	Loans in any other individual state do not exceed 1.0% of total loans.
(2)	Includes $88.7 million of purchased loans with $15.3 million located in Texas, $26.1 million in Florida, $4.1 million in Colorado and $13.1 million in California.

Changes in real estate values and underlying economic or market conditions for these areas are monitored regularly. Subprime loans, defined as loans in which the borrower has a FICO score of less than 620 at origination, amounted to $16.4 million at December 31, 2009. As of December 31, 2009, approximately 12.0% of our total loans consisted of residential real estate loans and home equity lines of credit that include an interest only feature as a part of the loan terms. All of these loans are considered to be prime or near prime.

We originate commercial real estate and real estate construction loans primarily to clients in our market areas in Texas and southwest Florida, and a significant portion of the property collateralizing our commercial real estate and real estate construction loans is located in these areas. Approximately 23.2% of commercial real estate loans and real estate construction loans are loans to owner occupants. In certain circumstances, these loans may be collateralized by property outside of Texas or Florida.

The following tables set forth, as of December 31, 2009, our commercial real estate loans and real estate construction loans based on the state where the property is located and based on the type of property collateralizing such loans:

	December 31, 2009
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$137,047	$53,484	$190,531	17.7%
Florida	116,468	33,465	149,933	13.9
Other (1)	5,965	59	6,024	0.5

Total	$259,480	$87,008	$346,488	32.1%

(1)	Loans in any other individual state do not exceed 0.5% of total loans.

	December 31, 2009
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
1-4 family structures	$—	$13,095	$13,095	1.2%
Retail	97,689	3,455	101,144	9.4
Office building	72,936	734	73,670	6.8
Land	2,186	40,610	42,796	4.0
Industrial and warehouse	50,241	570	50,811	4.7
1-4 family land	—	26,077	26,077	2.4
Multi-family	8,654	2,467	11,121	1.0
Other	27,774	—	27,774	2.6

Total	$259,480	$87,008	$346,488	32.1%

Asset Quality

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

Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the loan portfolio. The entire balance of an account is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Loans 90 days past due, the majority of which are on nonaccrual status and classified as nonperforming loans, totaled $37.5 million as of December 31, 2009, compared with $31.2 million as of December 31, 2008 and $13.4 million as of December 31, 2007. The ratio of nonperforming loans and loans 90 days past due and still accruing to total loans was 3.48% as of December 31, 2009, compared with 2.56% as of December 31, 2008 and 1.22% as of December 31, 2007.

We generally place a loan on nonaccrual status and cease to accrue interest when the loan becomes 90 days past due or when loan payment performance is deemed uncertain, and typically charge off loans no later than 120 days past due, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. If interest on nonaccrual loans as of December 31, 2009 had been accrued under the original loan terms, approximately $3.0 million would have been recorded as income during 2009, compared with interest payments of $1.6 million actually recorded during 2009. We sometimes revise the interest rate or repayment terms resulting in a troubled debt restructuring. As of December 31, 2009, all troubled debt restructurings are included in nonperforming assets unless interest is still being accrued.

We generally obtain updated appraisals on collateral secured loans categorized as nonperforming loans and potential problem loans on an annual basis. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for loan losses. We record real estate acquired through foreclosure at fair value at the time of acquisition, less estimated costs to sell the property, establishing a new cost basis.

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Nonaccrual loans (1)	$35,988	$30,531	$11,208	$9,411	$3,064
Investment in real estate	14,639	2,781	835	235	1,084

Total nonperforming assets	$50,627	$33,312	$12,043	$9,646	$4,148

Accruing loans past due 90 days or more (2)	$1,489	$646	$2,183	$96	$420

Restructured loans still accruing	$530	$—	$—	$—	$—

Nonperforming assets to total loans and investment in real estate (2)	4.63%	2.73%	1.10%	1.06%	0.51%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.
(2)	As of December 31, 2009, accruing loans past due 90 days or more were reclassified from nonperforming loans to a separate category for all periods.

Nonperforming assets were $50.6 million, $33.3 million and $12.0 million as of December 31, 2009, 2008 and 2007. Our ratio of nonperforming assets to total loans and investment in real estate was 4.63% and 2.73% as of December 31, 2009 and 2008. Nonperforming loans were $36.0 million, $30.5 million and $11.2 million as of December 31, 2009, 2008 and 2007. A significant portion of nonperforming loans at these dates were commercial loans, which includes commercial, commercial real estate and real estate construction. However, the majority of the increase in nonperforming loans from December 31, 2008 to December 31, 2009 was due to residential first lien mortgage loans. Residential first lien mortgage loans are adjusted to the fair value of collateral after 180 days past due.

Commercial nonperforming loans aggregated $27.7 million as of December 31, 2009 compared with $26.1 million as of December 31, 2008. The following is a summary of the significant relationships:

Commercial Real Estate

•	$7.9 million loan for a retail center and marina in Florida.

•	$1.5 million loan for a large commercial lot in Florida, partially occupied by retail business.

•	$1.2 million loan for office warehouses in Florida.

•	$1.0 million loan for office warehouses in Florida.

Real Estate Construction

•	$4.0 million loan to a professional for a single family residential construction loan in Houston to be occupied by the owners as their primary residence.

•	$3.2 million loan to a developer for a commercial real estate loan secured by residential lots and wet boat slips in Florida.

•	$2.4 million loan for vacant land in Florida.

Commercial nonperforming loans were $26.1 million as of December 31, 2008. Significant relationships at that time included two loans to professionals in Houston totaling $4.0 million, which have since been resolved; a $4.8 million single family construction loan to a professional in Houston, which has been restructured, but is still classified as nonperforming; a $4.0 million land loan in Florida that is still classified as nonperforming; and a $3.0 million land loan in Florida that has been resolved.

Loans 90 days past due or more and still accruing were $530,000 at December 31, 2009, compared with $0 at December 31, 2008.

Investment in real estate was $14.6 million at December 31, 2009 compared with $2.8 million at December 31, 2008, an $11.9 million increase due to a combination of a $3.6 million parcel of real estate acquired in settlement of a loan and repossession of commercial real estate property in Florida and residential real estate in Houston. As of December 31, 2009, 2008, 2007 and 2006, investment in real estate was comprised primarily of real estate acquired in settlement of loans. As of December 31, 2005, investment in real estate was comprised primarily of branch locations that were purchased but not used and decreased as the result of sales of these locations.

The following table presents information regarding nonperforming loans and the associated specific reserves within the allowance for loan losses for each loan category:

	December 31, 2009		December 31, 2008 (1)
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
Commercial:
Commercial	$1,829	$1,147	$5,544	$4,267
Commercial real estate (1)	13,129	4,694	1,827	284
Real estate construction (1)	12,773	142	18,768	2,737

Total commercial	27,731	5,983	26,139	7,288
Consumer:
Residential real estate first lien (2)	7,466	281	3,601	—
Residential real estate second lien and home equity lines	791	—	730	—
Consumer	—	—	61	—

Total consumer	8,257	281	4,392	—

Total nonperforming loans	$35,988	$6,264	$30,531	$7,288

(1)	As of December 31, 2009, accruing loans past due 90 days or more were reclassified from nonperforming loans to a separate category and land loans were reclassified from commercial real estate to real estate construction for all periods.
(2)	Written down to fair value of collateral after becoming 180 days past due.

The decrease in nonperforming commercial loans was primarily attributable to the payoff of a $3.0 million loan to a law firm and the resolution of several private banking loans in Houston. This decrease was more than offset by the addition of several commercial real estate loans in Florida. Nonaccrual construction loans decreased primarily due to the resolution of a commercial construction loan in Florida. The increase in residential real estate first lien nonaccrual loans was due primarily to residential loans in Florida which were purchased to meet our CRA requirements.

As discussed under “—Allowance for Loan Losses”, when management’s measured value of an impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. The specific reserves are determined on an individual loan basis based on our current evaluation of loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. The amount of specific reserves can change from period to period as a result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors. Notwithstanding the specific allocations of the allowance for loan losses, the total allowance is available to absorb losses from any segment of loans.

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

As of December 31, 2009, we had $112.0 million of loans classified as substandard, $373,000 classified as doubtful and none classified as loss. As of December 31, 2009, we had specific allocations of $10.1 million in the allowance for loan losses related to these classified loans. As of December 31, 2008, we had $79.3 million of loans classified as substandard, $715,000 classified as doubtful and none classified as loss. As of December 31, 2008, we had specific allocations of $9.5 million in the allowance for loan losses related to these classified loans. The increase in classified loans was due primarily to the weak economy and a deterioration of collateral values, particularly in Florida.

Allowance for Loan Losses

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level which we believe is adequate to absorb all estimated losses incurred in the loan portfolio through the balance sheet date. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged-off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of economic conditions. If actual losses exceed the amount of the allowance for loan losses, our results of operations could be adversely affected.

The allowance for loan losses represents our estimate of the amount necessary to provide for estimated losses incurred in the loan portfolio through the balance sheet date. Due to the uncertainty of risks in the loan portfolio, our judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy in comparison with peer institutions.

The allowance for loan losses is comprised of two components: specific reserves and general reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, we measure impairment in accordance with FASB ASC 310-10, Receivables. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on our current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, we consider factors such as our historical loan loss experience, the experience, ability and effectiveness of our lending management and staff, the effectiveness of our loan policies, procedures and internal controls, strategic initiatives, the composition and concentrations of credit, changes in underlying collateral values, nonperforming and loan classification trends, the effectiveness of the internal loan review function and general economic conditions. Based on these factors, we apply estimated percentages to the various categories of loans, not including any loan that has a specific reserve allocated to it, based on our historical experience, portfolio trends and economic and industry trends. We use this information to estimate the general reserve portion of the allowance for loan losses at a level that reflects our estimate of incurred losses.

Based on an evaluation of the loan portfolio, we present a quarterly review of the allowance for loan losses to Encore Bank’s asset classification committee and our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $26.5 million, or 2.46% of total loans, as of December 31, 2009 compared with $25.1 million, or 2.06% of total loans as of December 31, 2008 and $11.2 million, or 1.02% of total loans as of December 31, 2007. These changes primarily reflect estimated losses incurred in the loan portfolio primarily as a result of the recessionary economic environment, weakness in our Florida market, higher net charge-offs and other qualitative factors.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Average loans outstanding	$1,145,522	$1,170,717	$972,760	$840,330	$747,079

Total loans outstanding at end of year	$1,078,205	$1,218,404	$1,097,268	$908,368	$808,204

Allowance for loan losses at beginning of year	$25,105	$11,161	$9,056	$8,719	$7,658
Charge-offs:
Commercial:
Commercial	(2,833)	(8,601)	(62)	(1,488)	—
Commercial real estate (1)	(1,175)	(629)	—	—	—
Real estate construction (1)	(6,780)	(1,728)	(79)	—	—

Total commercial	(10,788)	(10,958)	(141)	(1,488)	—
Consumer:
Residential real estate first lien	(2,767)	(634)	(191)	(97)	(63)
Residential real estate second lien	(2,543)	(1,323)	(759)	(113)	(263)
Home equity lines	(1,820)	(1,813)	(334)	(236)	(12)
Consumer installment—indirect	(656)	(1,016)	(962)	(1,362)	(1,491)
Consumer other	(78)	(80)	(226)	(558)	(701)

Total consumer	(7,864)	(4,866)	(2,472)	(2,366)	(2,530)

Total charge-offs	(18,652)	(15,824)	(2,613)	(3,854)	(2,530)

Recoveries:
Commercial:
Commercial	2,917	139	46	—	—
Commercial real estate (1)	—	6	—	—	—
Real estate construction (1)	6	—	—	—	—

Total commercial	2,923	145	46	—	—

Consumer:
Residential real estate first lien	110	41	34	79	39
Residential real estate second lien	70	130	178	108	59
Home equity lines	131	9	43	1	1
Consumer installment—indirect	152	139	294	405	147
Consumer other	2	129	94	107	147

Total consumer	465	448	643	700	393

Total recoveries	3,388	593	689	700	393

Net charge-offs	(15,264)	(15,231)	(1,924)	(3,154)	(2,137)

Provision for loan losses	16,660	29,175	4,029	3,491	3,198

Allowance for loan losses at end of year	$26,501	$25,105	$11,161	$9,056	$8,719

Ratio of net charge-offs to average loans	1.33%	1.30%	0.20%	0.38%	0.29%
Ratio of allowance for loan losses to year end loans	2.46%	2.06%	1.02%	1.00%	1.08%
Ratio of allowance for loan losses to nonperforming loans (2)	73.64%	82.23%	99.58%	96.23%	284.56%

(1)	As of December 31, 2009, land loans were reclassified from commercial real estate to real estate construction for all periods.
(2)	As of December 31, 2009, accruing loans past due 90 days or more were reclassified from nonperforming loans to a separate category for all periods.

Net charge-offs for 2009 were $15.3 million, or 1.33% of average total loans, compared with $15.2 million, or 1.30% of average total loans in 2008. Commercial charge-offs declined significantly, but this decrease was largely offset by increased charge-offs in commercial real estate and construction loans. Contributing to the rise in charge-offs was an increase in first mortgage residential loan charge-offs, which consisted mostly of loans in Florida that were purchased to comply with certain regulatory requirements. We also experienced an increase in second mortgage residential loan charge-offs, which resulted from the deteriorating economy and higher unemployment. Second mortgage net charge-offs increased from 0.46% of average second mortgage loans in 2008 to 0.84% of average second mortgage loans in 2009.

Commercial charge-offs consisted mainly of several loans to professionals or entrepreneurs. These charge-offs were offset by several recoveries, the most significant of which was a $2.0 million partial recovery of a private banking loan that was charged-off in 2008. Commercial real estate charge-offs consisted mainly of loans in Florida. Construction charge-offs consisted of a combination of a $2.2 million commercial construction loan in Florida, two land loans in Florida totaling $1.6 million as well as a residential construction loan in Houston.

Commercial charge-offs in 2008 include a $6.0 million charge-off for a loan to a professional and a $2.1 million partial charge-off of a $6.3 million loan to a Houston law firm. Commercial real estate charge-offs included several loans, primarily in Florida. Real estate construction charge-offs consisted of multiple small loans primarily related to residential construction in Houston. The residential real estate first lien charge-offs were primarily related to our purchased loan portfolio. The residential real estate second lien charge-offs grew at approximately the same rate as our loan portfolio. The growth in charge-offs in the home equity line of credit portfolio was primarily related to loans in California and Florida. However, as of January 2008 we no longer originated home equity lines of credit in California.

For the years 2005 to 2007, many of our charge-offs were related to consumer installment-indirect loans, a line of business that we discontinued in 2005, although we will continue to hold these types of loans until they are repaid. The higher level of charge-offs is reflected in the pricing of these loans. We began originating commercial loans in 2002, and until 2006, we did not have any charge-offs of such loans. The $1.5 million commercial loan charge-off in 2006 was related to one loan to a law firm in Houston.

Allocated Allowance for Loan Losses. The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans. The change from 2008 to 2009 reflects the deteriorating economy which has resulted in increased risk in commercial real estate and first and second mortgages.

	December 31,
	2009		2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial:
Commercial	$4,514	10.7%	$8,652	11.1%
Commercial real estate (1)	10,580	24.0	4,687	18.8
Real estate construction (1)	2,777	8.1	5,955	14.7

Total commercial	17,871	42.8	19,294	44.6
Consumer:
Residential real estate first lien	3,061	20.6	1,397	19.8
Residential real estate second lien	3,673	27.0	2,757	24.8
Home equity lines	1,577	6.9	1,153	6.8
Consumer installment—indirect	266	0.8	318	1.2
Consumer other	53	1.9	186	2.8

Total consumer	8,630	57.2	5,811	55.4
Unallocated	—	—	—	—

Total allowance for loan losses	$26,501	100.0%	$25,105	100.0%

	December 31,
	2007		2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial:
Commercial	$4,107	11.6%	$6,486	12.5%	$4,588	12.2%
Commercial real estate (1)	2,099	17.4	180	14.8	991	12.7
Real estate construction (1)	2,181	17.1	500	19.6	617	12.2

Total commercial	8,387	46.1	7,166	46.9	6,196	37.1
Consumer:
Residential real estate first lien	1,086	24.7	176	32.0	467	38.8
Residential real estate second lien	782	17.8	74	5.0	27	2.3
Home equity lines	308	7.2	104	8.6	86	8.6
Consumer installment—indirect	404	2.3	864	4.9	1,399	9.2
Consumer other	194	1.9	463	2.6	544	4.0

Total consumer	2,774	53.9	1,681	53.1	2,523	62.9
Unallocated	—	—	209	—	—	—

Total allowance for loan losses	$11,161	100.0%	$9,056	100.0%	$8,719	100.0%

(1)	As of December 31, 2009, land loans were reclassified from commercial real estate to real estate construction for all periods.

We believe that the allowance for loan losses as of December 31, 2009 is adequate to cover estimated losses incurred in the portfolio as of that date. The estimate of losses represented by the allowance is subject to change as more information becomes known. Future losses, which could vary greatly in amount, will be recognized through future loan loss provisions in the period in which such losses are determined.

Investment Securities

Securities within the securities portfolio are classified as held-to-maturity, available-for-sale or trading based on the intent and objective of the investment and the ability to hold to maturity. As of December 31, 2009, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities or are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses, other than credit impairment, reported as a separate component of shareholders’ equity called other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $140.7 million as of December 31, 2009 compared with $78.8 million as of December 31, 2008 and $12.2 million as of December 31, 2007. The increase was primarily due to increased deposits and a decrease in loan originations. As of December 31, 2009, $46.1 million, or 32.8%, of the available-for-sale securities were invested in mortgage-backed securities, compared with $72.6 million, or 92.1%, as of December 31, 2008.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity are classified as held-to-maturity. Held-to-maturity securities increased to $117.2 million as of December 31, 2009 compared with $95.9 million as of December 31, 2008 and $134.1 million as of December 31, 2007, due primarily to purchases of U.S. Government, corporate and municipal bonds in 2009. Held-to-maturity securities balances declined from 2007 to 2008 through normal pay down of the mortgage backed securities.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2009
Available-for-sale:
U.S. Government securities	$87,258	$117	$(554)	$86,821
Securities of U.S. states and political subdivisions	646	—	(31)	615
Mortgage-backed securities	45,275	926	(64)	46,137
Other securities	4,410	12	(36)	4,386

Total	137,589	1,055	(685)	137,959
Marketable equity securities	2,523	169	—	2,692

Total available-for-sale securities	$140,112	$1,224	$(685)	$140,651

Held-to-maturity:
U.S. Government securities	$29,918	$57	$(16)	$29,959
Securities of U.S. states and political subdivisions	11,436	289	(82)	11,643
Mortgage-backed securities	57,868	759	(13)	58,614
Other securities	17,949	1,725	—	19,674

Total held-to-maturity securities	$117,171	$2,830	$(111)	$119,890

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$71,897	$712	$—	$72,609	$3,910	$—	$(101)	$3,809
Other securities	6,218	49	(60)	6,207	8,354	51	(7)	8,398

Total	$78,115	$761	$(60)	$78,816	$12,264	$51	$(108)	$12,207

Held-to-maturity:
Mortgage-backed securities	$95,875	$1,057	$(4)	$96,928	$134,056	$179	$(781)	$133,454

During the fourth quarter of 2008, we recorded a $2.0 million impairment charge on an investment security we originally acquired to satisfy our Community Reinvestment Act requirements. This security is the only one of its type in our investment portfolio and we wrote the value down to $16,000.

Certain investment securities are valued at less than their historical cost. We believe these decreases in market valuation, which relate primarily to two trust preferred securities, resulted primarily from recent disruptions in the credit markets. We have the ability and intent to hold these securities until there is a recovery in fair value and management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in results of operations in the period the other-than-temporary impairment is identified.

As of December 31, 2009, we had net unrealized gains of $3.3 million in the securities portfolio compared with net unrealized gains of $1.8 million as of December 31, 2008. The $1.5 million increase in net unrealized gains was primarily attributable to changes in market interest rates from December 31, 2008 to December 31, 2009. As of December 31, 2008, we had net unrealized gains of $1.8 million compared with net unrealized losses of $659,000 as of December 31, 2007. The $2.4 million decrease in net unrealized losses was primarily due to falling interest rates.

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

Unlike U.S. government securities, which have a lump sum payment at maturity, MBSs provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. MBSs that are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, MBSs purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate MBSs do not tend to experience heavy prepayments of principal, and consequently the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated lives of these securities.

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2009. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	December 31, 2009
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Amount	Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale:
U.S. Government securities	$3,505	0.68%	$26,499	1.88%	$54,409	3.36%	$2,845	2.27%	$87,258	2.77%
Securities of U.S. states and political subdivisions	—	—	—	—	—	—	646	6.69	646	6.69
Mortgage-backed securities	—	—	—	—	13,863	4.17	31,412	2.81	45,275	3.23
Other securities	—	—	—	—	—	—	535	7.84	535	7.84
Held-to-maturity:
U.S. Government securities	—	—	14,982	2.28	4,986	3.61	9,950	5.01	29,918	3.41
Securities of U.S. states and political subdivisions	—	—	—	—	—	—	11,436	6.89	11,436	6.89
Mortgage-backed securities	35,693	3.44	—	—	—	—	22,175	3.25	57,868	3.37
Other securities	—	—	10,553	6.69	7,396	7.35	—	—	17,949	6.97

Total	$39,198	3.20%	$52,034	2.97%	$80,654	3.88%	$78,999	3.85%	250,885	3.58

Equity securities									6,398	—

Total securities									$257,283	3.49%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. An analysis of our MBSs as of December 31, 2009 shows the estimated average lives for fixed MBSs to be 1.64 years and for adjustable MBSs to be 4.02 years. The estimated average life will change if interest rates change. The estimated average life of the total securities portfolio was 4.25 years as of December 31, 2009.

Goodwill and Other Intangible Assets

FASB ASC 805-10, Business Combinations and FASB ASC 350-10, Intangibles—Goodwill and Other require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and address the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FASB ASC 350-10 also addresses the accounting for goodwill and other intangible assets subsequent to their acquisition and provides that intangible assets with finite useful lives should continue to be amortized and that goodwill and intangible assets with indefinite lives should no longer be amortized, but rather, be tested annually for impairment. Based on our goodwill impairment test as of October 1, 2009, we do not believe any of our goodwill is impaired. In addition, as of December 31, 2009, we tested the useful lives of our other intangible assets and determined that there has not been any significant change in the original estimated useful lives.

The change in our carrying amount of goodwill for the years ended December 31, 2009 and 2008 is as follows:

	Years Ended December 31,
	2009	2008
	(dollars in thousands)
Balance, beginning	$27,873	$27,942
Goodwill from acquisitions	—	33
Adjustment to purchase price (1)	7,926	(102)

Balance, ending	$35,799	$27,873

(1)	Accrual of contingent purchase consideration related to Linscomb & Williams in 2009 and income tax contingency related to the acquisition of Encore Trust in 2008.

Deposits

Deposits are our primary source of funds and we rely on our private client offices to attract and retain those deposits. We offer a variety of products, which consist of noninterest-bearing and interest-bearing checking accounts, money market and savings accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. From time to time, we also purchase brokered deposits, either through a broker to increase the duration of the deposit portfolio, or through the Certificate of Deposit Account Registry Service (CDARS), which we do as a service for our clients. Our deposits averaged $1.2 billion for the year ended December 31, 2009, $1.1 billion for 2008 and $1.0 billion for 2007.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. The change in cost of our deposits reflects the impact of the increase or decrease in short term rates, such as the Federal Funds rate or the London Inter Bank Offered Rate. Because of the competitive nature of the market for deposits, our rates tend to follow these benchmarks closely. In addition, during periods of rapid loan growth, we have at times offered special deposit products or attractive rates to fund this loan growth. The average cost of deposits, including noninterest-bearing deposits, for the year ended December 31, 2009 was 1.83% compared with 2.63% for the year ended December 31, 2008. The decrease in average cost of deposits was primarily due to falling interest rates.

As of December 31, 2009, core deposits were $871.5 million, or 73.1%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 26.9% of total deposits. As of December 31, 2009, total deposits increased to $1.2 billion from year end 2008, an increase of $91.0 million, or 8.3%. During this time period, the mix of deposits changed as noninterest-bearing deposits increased $42.4 million to $174.1 million, or 32.2%, and interest checking, money market and savings and time deposits increased $48.6 million to $1.0 billion, or 5.0%. The increase in noninterest-bearing deposits was primarily due to growth in commercial clients in Houston and the increase in interest-bearing deposits was primarily due to time deposits in Houston. As of December 31, 2008, total deposits increased to $1.1 billion from year end 2007, an increase of $59.4 million, or 5.7%.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$152,873	—%	$120,682	—%	$109,448	—%
Interest checking	186,440	0.48	187,412	1.34	172,701	2.97
Money market and savings	273,188	1.09	291,749	1.97	348,567	4.23
Time deposits less than $100,000	200,493	3.33	195,321	4.39	175,393	4.86

Core deposits	812,994	1.30	795,164	2.12	806,109	3.52

Time deposits $100,000 and greater	308,546	3.14	239,696	4.25	192,234	5.02
Brokered deposits	28,924	2.69	26,458	3.15	13,220	4.54

Total deposits	$1,150,464	1.83%	$1,061,318	2.63%	$1,011,563	3.82%

The following table sets forth the amount of our time deposits as of December 31, 2009 that are $100,000 and greater by time remaining until maturity:

December 31, 2009
(dollars in thousands)
Three months or less	$79,666
Over three months through six months	42,778
Over six months through one year	90,126
Over one year	85,593

Total	$298,163

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

Our borrowings and repurchase agreements were $220.6 million as of December 31, 2009. The outstanding balance as of December 31, 2009 includes $209.9 million in long term FHLB advances ($95.0 million of which have various call dates prior to the maturity date) and $10.7 million in repurchase agreements with clients.

We decreased our borrowings and repurchase agreements $51.4 million, or 18.9%, to $220.6 million as of December 31, 2009 from $272.0 million as of December 31, 2008. The decrease was due primarily to a decrease in repurchase agreements with clients, as clients shifted into demand deposit accounts.

The following table summarizes our outstanding borrowings and repurchase agreements at the dates indicated:

	As of and for the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Ending balance	$220,612	$272,026	$173,395
Average balance for the year	231,648	225,969	165,647
Maximum month end balance during the year	257,514	272,026	173,395

Average interest rate for the year	3.67%	3.44%	4.24%
Weighted average interest rate at the end of the year	3.82%	3.12%	3.95%

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

As of December 31, 2009, we had two issues of junior subordinated debentures outstanding totaling $20.6 million as follows:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of December 31, 2009	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.20%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85% (2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from the issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

The trust preferred securities issued by the trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that we can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective on March 31, 2011. The new rules would have reduced the amount of trust preferred securities that we may include in our Tier 1 capital by $8.1 million as of December 31, 2009.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the years ended December 31, 2009 and 2008, our average deposits were $1.2 billion, or 71.9% of average total assets, and $1.1 billion, or 71.6% of average total assets.

At December 31, 2009, we had approximately $180.4 million in short term investments and $140.7 million in securities available-for-sale, which together represented 19.6% of our balance sheet. Funds are also available from borrowings from the FHLB pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities) and repurchase agreements. As of December 31, 2009, we had $298.9 million in available credit from the FHLB. We monitor our liquidity closely through balance sheet analysis as well as cash flow projections to ensure that we have adequate liquidity to meet our obligations.

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

Shareholders’ Equity and Puttable Common Stock

Shareholders’ equity increased $926,000, or 0.5%, to $186.7 million as of December 31, 2009 compared with $185.7 million as of December 31, 2008, primarily due to the increase in net earnings. Our ratio of average shareholders’ equity to average assets increased to 11.72% as of December 31, 2009 compared with 10.99% as of December 31, 2008. In addition, our shareholder’s equity and our capital ratios were impacted by the completion of a contingency payment obligation incurred in connection with our acquisition of Linscomb & Williams. The accrued liability related to this transaction as of December 31, 2009 was $7.9 million and will be extinguished by the issuance of approximately 696,000 shares of common stock prior to the end of the first quarter 2010 and the payment of $2.1 million in cash, which has already been paid. The recording of this transaction resulted in approximately $7.9 million in additional goodwill, which reduced tangible book value and regulatory capital. Upon issuance of the shares during the first quarter of 2010, tangible book value and regulatory capital will be increased by approximately $5.8 million. If we had issued the shares at December 31, 2009, the tangible book value per share, tangible common equity ratio, Tier 1 risk-based, total risk-based and leverage capital ratios would have been $10.93, 7.68%, 15.32%, 16.59% and 10.92%.

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

In July 2007, we completed our initial public offering of 1,904,761 shares of our common stock at $21.00 per share. In August 2007, our underwriters exercised their over-allotment option for an additional 285,714 shares of our common stock, also at $21.00 per share. Our net proceeds, including the sale of the over-allotment shares, were $41.4 million. In addition, we raised capital through the issuance of junior subordinated debentures in connection with trust preferred securities issuances by various non-consolidated statutory trust subsidiaries in September 2003 and April 2007. This capital is available for general corporate purposes, including loan and deposit growth. On December 5, 2008 in connection with our participation in the CPP, we issued and sold to the U.S. Treasury (i) 34,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share, and (ii) a Warrant to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash.

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

The following table presents capital amounts and ratios for us and Encore Bank as of December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$166,276	10.55%	$63,061	4.00%	$	N/A	N/A
Tier 1 risk-based	166,276	14.80	44,932	4.00		N/A	N/A
Total risk-based	180,478	16.07	89,863	8.00		N/A	N/A
Encore Bank, N.A.
Leverage	$143,479	9.11%	$63,010	4.00%		$78,762	5.00%
Tier 1 risk-based	143,479	12.72	45,117	4.00		67,676	6.00
Total risk-based	157,673	13.98	90,235	8.00		112,793	10.00

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

Asset/Liability Management

Our asset/liability and funds management policy provides us with the necessary guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We seek to maintain a sensitivity position within established guidelines.

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

Our interest sensitivity profile was liability sensitive as of December 31, 2009. Given an instantaneous 100 basis point increase in rates that was sustained for 12 months, our base net interest income would decrease by an estimated 1.3% for the year ended December 31, 2009. Given a 200 basis point increase in interest rates for the same period, our base net interest income would decrease by an estimated 2.3% for the year ended December 31, 2009. Given that interest rates are near zero, we did not run an instantaneous downward shock.

We also manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of interest-earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we have. From time to time, we may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts, or forward delivery contracts to reduce interest rate risk. As of December 31, 2009, we had no hedging instruments.

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

The following table sets forth our interest rate sensitivity analysis as of December 31, 2009:

	Volumes Subject to Repricing Within
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Non-Rate Sensitive	Total Balance
	(dollars in thousands)
Interest-earning assets:
Loans	$342,866	$43,839	$61,820	$117,384	$148,362	$250,666	$112,016	$1,252	$1,078,205
Securities	39,839	28,990	69,032	45,567	9,125	12,100	52,265	904	257,822
Other interest-earning assets	191,007	—	—	—	—	—	—	—	191,007

Total interest-earning assets	573,712	72,829	130,852	162,951	157,487	262,766	164,281	2,156	1,527,034
Interest-bearing liabilities:
Interest checking, money market and savings	506,014	—	—	—	—	—	—	—	506,014
Time deposits	47,579	89,673	71,490	145,972	97,679	59,327	—	—	511,720
FHLB advances	35,000	50,000	10,000	—	17,000	95,000	2,938	—	209,938
Borrowings and repurchase agreements	10,674	—	—	—	—	—	—	—	10,674
Junior subordinated debentures	—	5,155	—	—	—	15,464	—	—	20,619

Total interest-bearing liabilities	599,267	144,828	81,490	145,972	114,679	169,791	2,938	—	1,258,965

Interest rate sensitivity gap	$(25,555)	$(71,999)	$49,362	$16,979	$42,808	$92,975	$161,343	$2,156	$268,069

Cumulative interest rate sensitivity gap	$(25,555)	$(97,554)	$(48,192)	$(31,213)	$11,595	$104,570	$265,913

Cumulative interest rate sensitive assets to rate sensitive liabilities	95.7%	86.9%	94.2%	96.8%	101.1%	108.3%	121.1%
Cumulative gap as a percent of total earning assets	(1.7)%	(6.4)%	(3.2)%	(2.0)%	0.8%	6.8%	17.4%

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

Contractual Obligations

The following table presents the payments due by period for our contractual obligations (other than deposit obligations) as of December 31, 2009:

	Payments Due in Years Ended:
	2010	2011-2012	2013-2014	Thereafter	Total
	(dollars in thousands)
Operating leases	$2,965	$4,801	$3,221	$3,538	$14,525
FHLB advances	—	52,500	59,500	97,938	209,938
Other borrowed funds	10,674	—	—	—	10,674
Junior subordinated debentures	—	—	—	20,619	20,619

Total	$13,639	$57,301	$62,721	$122,095	$255,756

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

Our commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Payments Due in Years Ended:
	2010	2011-2012	2013-2014	Thereafter	Total
	(dollars in thousands)
Standby letters of credit	$4,659	$593	$1,025	$—	$6,277
Commitments to extend credit	90,312	19,615	956	28,697	139,580

Total	$94,971	$20,208	$1,981	$28,697	$145,857

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and issued an audit report thereon, which is included in this Annual Report on Form 10-K.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2009.

Item 9B. Other Information

On March 13, 2010, the Company and Linscomb & Williams entered into a Third Amendment to the Agreement and Plan of Reorganization dated as of August 29, 2005. The amendment allows the former

Linscomb & Williams shareholders to elect to receive the contingent consideration (i) entirely in shares of Company common stock or (ii) a combination of cash and shares of Company common stock; provided, however, that the aggregate amount of contingent consideration to be received in cash by the holders does not exceed 30%. The amendment also sets forth the method for determining the market value of the Company’s common stock using the average closing prices of the Company’s common stock for the ten (10) trading dates preceding March 11, 2010.

In addition, on March 15, 2010, the Company entered into an amended and restated change in control agreement with each of James S. D’Agostino and L. Anderson Creel and a change in control agreement with each of Preston Moore, Carmen A. Jordan and Charles W. Jenness. The agreements have an initial term of five years or until the executive reaches his or her normal retirement date (as defined in the agreement) and provide for, among other things, a lump sum payment to each executive officer equal to the sum of two times such officer’s base salary plus two times the average of all bonus, profit sharing and other incentive payments received by such officer for the last two fiscal years to be made upon termination of employment within two years following a change in control. In addition, upon a change in control, all outstanding stock options and nonvested restricted stock awarded to each of the executive officers pursuant to a stock incentive plan of the Company will become vested and immediately exercisable. Each agreement contains a provision that any payments under the agreement will be prohibited and/or limited to the extent necessary to be in compliance with EESA. The change in control agreements will automatically renew for subsequent one-year periods unless notice of termination is properly given by the Company or the executive officer. While each of the change in control agreements contains a post-employment confidentiality provision, no executive officer is bound by a post-employment non-competition provision.

Further, on March 15, 2010, the Company entered into indemnity agreements, the form of which was filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2007 (each, an Indemnity Agreement), with Preston Moore and Carin Barth, each of whom is a director of the Company. Each Indemnity Agreement provides that the Company will indemnify the applicable director against any and all liabilities asserted against the applicable director to the fullest extent permitted by the Texas Business Corporation Act and any other law (including statutory laws and laws established by judicial decision) of the State of Texas, subject, however, to 12 U.S.C. § 1828(k) and the rules and regulations promulgated thereunder, which provides that the FDIC may prohibit or limit an indemnification payment to an institution-affiliated party under certain circumstances. Each Indemnity Agreement also establishes guidelines as to the defense and settlement of claims by the parties.

The above summaries of the Third Amendment to the Agreement and Plan of Reorganization and the amended and restated change in control agreements and change in control agreements are qualified in their entirety by reference to the full text of each agreement filed as an exhibit to this Annual Report on Form 10-K and incorporated by reference herein. The above summary of the Indemnity Agreements is qualified in its entirety by reference to the full text of the form of Indemnity Agreements filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2007 and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board of Directors—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders (the 2010 Proxy Statement) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The information required by this Item is incorporated herein by reference under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2010 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. We will furnish a copy of any exhibit to shareholders upon written request to Encore Bancshares, Inc. and payment of a reasonable fee.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit (1)	Description
2.1	Stock Purchase Agreement, dated as of September 21, 2004, by and among Encore Bancshares, Inc., National Fiduciary Services, N.A., Memorial Funding, Inc. and William E. and Kathleen Mercer (incorporated herein by reference to Exhibit 2.2 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement))

2.2	Amendment to Stock Purchase Agreement, dated as of March 15, 2005, by and among Encore Bancshares, Inc., National Fiduciary Services, N.A., Memorial Funding, Inc. and William E. and Kathleen Mercer (incorporated herein by reference to Exhibit 2.3 to the S-1 Registration Statement)

2.3	Agreement and Plan of Reorganization, dated as of August 29, 2005, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.4 to the S-1 Registration Statement)

Exhibit (1)	Description
2.4	First Amendment to Agreement and Plan of Reorganization, dated July 28, 2006, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.5 to the S-1 Registration Statement)

2.5	Second Amendment to Agreement and Plan of Reorganization, dated March 30, 2007, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to the S-1 Registration Statement)

2.6*	Third Amendment to Agreement and Plan of Reorganization, dated March 13, 2010, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc.

2.7	Stock Purchase Agreement, dated June 28, 2006, by and among Regions Bank, Encore Trust Company and RF Trust Company, Inc. (incorporated herein by reference to Exhibit 2.7 to the S-1 Registration Statement)

2.8	Agreement and Plan of Merger, dated as of June 1, 2007, by and between Encore Trust Company, N.A. and Encore Bank, N.A. (incorporated herein by reference to Exhibit 2.8 to the S-1 Registration Statement)

2.9	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between Encore Bancshares, Inc. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the S-1 Registration Statement)

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement)

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement)

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement)

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

10.1†	Encore Bancshares, Inc. 2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the S-1 Registration Statement)

10.2†	Form of Encore Bancshares, Inc. Stock Option Award Terms and Conditions and corresponding notice (incorporated herein by reference to Exhibit 10.2 to the S-1 Registration Statement)

10.3†*	Form of Encore Bancshares, Inc. Restricted Stock Award Agreement and corresponding notice

10.4†	Encore Bancshares, Inc. 2008 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-150996 (the S-8 Registration Statement))

Exhibit (1)	Description
10.5†	Form of Encore Bancshares, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the S-8 Registration Statement)

10.6†	Form of Encore Bancshares, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 to the S-8 Registration Statement)

10.7†*	Form of Encore Bancshares, Inc. Restricted Stock Agreement

10.8†*	Form of Encore Bancshares, Inc. Long-Term Restricted Stock Agreement

10.9†	Executive Employment Agreement dated April 7, 2008 between William Reed Moraw and Town & Country Insurance Agency, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.10†*	Amended and Restated Letter Change-in-Control Agreement dated March 15, 2010 between James S. D’Agostino, Jr. and Encore Bancshares, Inc.

10.11†	Letter Employment Agreement dated January 29, 2010 between J. Harold Williams and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on February 3, 2010)

10.12†	Letter Employment Agreement dated January 29, 2010 between G. Walter Christopherson and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on February 3, 2010)

10.13†*	Amended and Restated Letter Change-in-Control Agreement dated March 15, 2010 between L. Anderson Creel and Encore Bancshares, Inc.
10.14†*	Letter Change-in-Control Agreement dated March 15, 2010 between Preston Moore and Encore Bancshares, Inc.

10.15†*	Letter Change-in-Control Agreement dated March 15, 2010 between Carmen A. Jordan and Encore Bancshares, Inc.

10.16†*	Letter Change-in-Control Agreement dated March 15, 2010 between Charles W. Jenness and Encore Bancshares, Inc.

10.17†	Form of Indemnity Agreement with directors of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.18†	Form of Indemnity Agreement with directors of Encore Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.19†	Form of Executive Compensation Letter Agreement with senior executive officers of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.3 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

21.1	List of Subsidiaries of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 to Encore Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008)

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit (1)	Description
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

†	Management contract or compensatory plan arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	Encore Bancshares, Inc. has other long term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. We hereby agree to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BANCSHARES, INC.
(Registrant)
Dated: March 16, 2010	By:	/s/ James S. D’Agostino, Jr.
James S. D’Agostino, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2010

/s/ L. Anderson Creel L. Anderson Creel	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2010

/s/ Preston Moore Preston Moore	Director and President	March 16, 2010

/s/ Carin M. Barth Carin M. Barth	Director	March 16, 2010

/s/ G. Walter Christopherson G. Walter Christopherson	Director	March 16, 2010

/s/ Charles W. Jenness Charles W. Jenness	Director	March 16, 2010

/s/ John Bryan King John Bryan King	Director	March 16, 2010

/s/ Walter M. Mischer, Jr. Walter M. Mischer, Jr.	Director	March 16, 2010

/s/ Edwin E. Smith Edwin E. Smith	Director	March 16, 2010

/s/ Eugene H. Vaughan Eugene H. Vaughan	Director	March 16, 2010

/s/ David E. Warden David E. Warden	Director	March 16, 2010

/s/ Randa Duncan Williams Randa Duncan Williams	Director	March 16, 2010

ENCORE BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the consolidated balance sheets of Encore Bancshares, Inc. (a Texas corporation) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company changed their method of accounting for uncertainty in income taxes on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Houston, Texas

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Encore Banchshares, Inc.

We have audited Encore Bancshares, Inc.’s (a Texas Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Encore Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Encore Bancshares, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Houston, Texas

March 16, 2010

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$16,796	$23,044
Interest-bearing deposits in banks	172,984	91,459
Federal funds sold and other temporary investments	7,396	3,549

Cash and cash equivalents	197,176	118,052
Securities available-for-sale, at estimated fair value	140,651	78,816
Securities held-to-maturity, at amortized cost	117,171	95,875
Mortgages held-for-sale	1,058	150
Loans receivable	1,078,205	1,218,404
Allowance for loan losses	(26,501)	(25,105)

Net loans receivable	1,051,704	1,193,299
Federal Home Loan Bank of Dallas stock, at cost	9,569	9,534
Investment in real estate	14,639	2,781
Premises and equipment, net	15,484	17,362
Cash surrender value of life insurance policies	15,339	14,686
Goodwill	35,799	27,873
Other intangible assets, net	5,351	6,031
Accrued interest receivable and other assets	31,414	23,385

	$1,635,355	$1,587,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$174,102	$131,709
Interest-bearing	1,017,734	969,088

Total deposits	1,191,836	1,100,797
Borrowings and repurchase agreements	220,612	272,026
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	15,620	8,660

Total liabilities	1,448,687	1,402,102
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at December 31, 2009 and 2008; aggregate liquidation preference of $34,222 in 2009 and $34,127 in 2008	28,976	28,461
Common stock, $1 par value, 50,000 shares authorized; 10,527 shares at December 31, 2009 and 10,247 shares at December 31, 2008 issued	10,527	10,247
Additional paid-in capital	116,084	115,489
Retained earnings	31,095	31,523
Common stock in treasury, at cost (23 shares at December 31, 2009 and 6 shares at December 31, 2008)	(233)	(98)
Accumulated other comprehensive income	219	120

Total shareholders’ equity	186,668	185,742

	$1,635,355	$1,587,844

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Interest income:
Loans, including fees	$67,901	$73,748	$67,999
Mortgages held-for-sale	105	79	3,733
Securities	8,518	5,623	6,923
Federal funds sold and other temporary investments	702	1,821	2,772

Total interest income	77,226	81,271	81,427
Interest expense:
Deposits	21,013	27,871	38,659
Borrowings and repurchase agreements	8,493	7,781	7,029
Junior subordinated debentures	1,225	1,345	1,564

Total interest expense	30,731	36,997	47,252

Net interest income	46,495	44,274	34,175
Provision for loan losses	16,660	29,175	4,029

Net interest income after provision for loan losses	29,835	15,099	30,146
Noninterest income:
Trust and investment management fees	16,894	17,329	17,546
Mortgage banking	653	251	5,506
Insurance commissions and fees	5,477	5,681	5,942
Net gain (loss) on sale of available-for-sale securities	2,324	(3)	(181)
Impairment write down on securities	—	(1,984)	—
Other	1,989	1,671	2,090

Total noninterest income	27,337	22,945	30,903
Noninterest expense:
Compensation	30,163	29,317	30,117
Occupancy	6,050	6,045	5,764
Equipment	1,695	1,960	2,076
Advertising and promotion	807	842	1,018
Outside data processing	3,173	2,970	3,479
Professional fees	4,017	3,470	2,046
Intangible amortization	681	749	838
Loss on early debt extinguishment	—	—	391
FDIC assessment	2,115	161	118
Foreclosed real estate expenses, net	1,503	645	(62)
Other	4,220	4,847	4,759

Total noninterest expense	54,424	51,006	50,544

Net earnings (loss) before income taxes	2,748	(12,962)	10,505
Income tax expense (benefit)	962	(4,888)	3,121

Net earnings (loss)	$1,786	$(8,074)	$7,384

Earnings (loss) available to common shareholders	$(428)	$(8,240)	$7,384

Earnings (loss) per common share:
Basic	$(0.04)	$(0.81)	$0.83
Diluted	(0.04)	(0.81)	0.78
Average common shares outstanding	10,381	10,205	8,888
Diluted average common shares outstanding	10,381	10,205	9,471

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2008 and 2009

(Amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2007	$—	7,016	$7,016	$57,585	$32,529	$(69)	$(1,650)	$95,411
Reclassification of puttable common stock	—	774	774	9,492	—	—	—	10,266
Adoption of FASB ASC 740	—	—	—	—	(150)	—	—	(150)
Stock-based compensation cost recognized in earnings	—	—	—	1,131	—	—	—	1,131
Issuance of common shares in public offering, net of costs	—	2,191	2,191	39,214	—	—	—	41,405
Issuance of common shares for exercise of options	—	84	84	696	—	—	—	780
Issuance of restricted stock	—	75	75	(75)	—	—	—	—
Forfeitures of restricted stock	—	(12)	(12)	12	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	118	—	—	—	118
Comprehensive income:
Net earnings	—	—	—	—	7,384	—	—	7,384
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $636 and reclassification adjustment	—	—	—	—	—	—	1,134	1,134

Total comprehensive income								8,518

Balance at December 31, 2007	—	10,128	10,128	108,173	39,763	(69)	(516)	157,479
Stock-based compensation cost recognized in earnings	—	—	—	1,235	—	—	—	1,235
Issuance of preferred stock and common stock warrants	28,422	—	—	5,578	—	—	—	34,000
Issuance of common shares for exercise of options	—	48	48	454	—	—	—	502
Issuance of restricted stock	—	79	79	(79)	—	—	—	—
Forfeitures of restricted stock	—	(8)	(8)	8	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	120	—	—	—	120
Purchase of treasury stock (2 shares)	—	—	—	—	—	(29)	—	(29)
Comprehensive income (loss):
Net loss	—	—	—	—	(8,074)	—	—	(8,074)
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $358 and reclassification adjustment	—	—	—	—	—	—	636	636

Total comprehensive income (loss)								(7,438)
Dividend on preferred stock and amortization of preferred stock discount	39	—	—	—	(166)	—	—	(127)

Balance at December 31, 2008	28,461	10,247	10,247	115,489	31,523	(98)	120	185,742
Stock-based compensation cost recognized in earnings	—	—	—	1,018	—	—	—	1,018
Issuance of restricted stock	—	297	297	(297)	—	—	—	—
Forfeitures of restricted stock	—	(17)	(17)	17	—	—	—	—
Excess tax expense from stock-based compensation	—	—	—	(143)	—	—	—	(143)
Purchase of treasury stock (17 shares)	—	—	—	—	—	(135)	—	(135)
Comprehensive income:
Net earnings	—	—	—	—	1,786	—	—	1,786
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $115 and reclassification adjustment	—	—	—	—	—	—	99	99

Total comprehensive income								1,885
Dividends on preferred stock and amortization of preferred stock discount	515	—	—	—	(2,214)	—	—	(1,699)

Balance at December 31, 2009	$28,976	10,527	$10,527	$116,084	$31,095	$(233)	$219	$186,668

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$1,786	$(8,074)	$7,384
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	16,660	29,175	4,029
Amortization of premiums and discounts, net	804	1,292	1,624
Stock-based compensation	1,018	1,235	1,131
Depreciation	2,870	2,800	2,494
Gain on sale of loans	(518)	(162)	(4,949)
(Gain) loss on sale of foreclosed real estate	356	164	(34)
Realized (gain) loss on sales of available-for-sale securities, net	(2,324)	3	181
Impairment write down on securities	—	1,984	—
Loss on early debt extinguishment	—	—	391
Increase in mortgages held-for-sale	(48,913)	(24,025)	(173,776)
Proceeds from sale of mortgage loans	48,523	25,449	235,098
Federal Home Loan Bank of Dallas stock dividends	(25)	(199)	(353)
Increase in value of life insurance policies	(653)	(595)	(540)
Deferred income tax benefit	(1,361)	(6,732)	(2,216)
Excess tax benefit from stock-based compensation	—	(120)	(118)
(Increase) decrease in accrued interest receivable	75	617	(81)
Increase in other assets	(6,586)	(749)	(99)
Increase (decrease) in accrued interest payable	(117)	252	(170)
Increase (decrease) in other liabilities	(942)	(49)	346

Net cash provided by operating activities	10,653	22,266	70,342

Cash flows from investing activities:
Purchases of available-for-sale securities	(258,494)	(72,430)	(16,727)
Principal collected on available-for-sale securities	21,941	4,418	14,933
Proceeds from sales of available-for-sale securities	176,855	150	71,071
Purchases of held-to-maturity securities	(62,137)	(1,129)	—
Principal collected on held-to-maturity securities	41,118	39,027	30,406
Proceeds from sales of held-to-maturity securities	—	—	7,414
Acquisition of real estate	(1,917)	—	—
Proceeds from sales of foreclosed real estate	4,796	2,628	1,331
Cash paid for acquisition	—	(33)	(73)
Loan purchases	—	—	(26,371)
Proceeds from sales of loans receivable	—	55	—
Loan originations and principal collections, net	108,732	(141,630)	(161,591)
Purchases of Federal Home Loan Bank stock	(10)	(4,477)	(3,661)
Redemption of Federal Home Loan Bank stock	—	1,022	5,853
Purchases of premises and equipment	(297)	(2,877)	(7,746)

Net cash provided (used) by investing activities	30,587	(175,276)	(85,161)

Cash flows from financing activities:
Net increase in deposits	91,039	59,423	10,563
Decrease in short term Federal Home Loan Bank of Dallas borrowings	—	—	(55,000)
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	—	115,000	85,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(47)	(25,015)	(25,000)
Increase (decrease) in repurchase agreements	(51,305)	8,831	(3,152)
Payments on notes payable	(62)	(185)	(185)
Proceeds from issuance of junior subordinated debentures	—	—	15,464
Retirement of junior subordinated debentures	—	—	(15,855)
Excess tax benefit from stock-based compensation	—	120	118
Proceeds from issuance of preferred stock and common stock warrants	—	34,000	—
Proceeds from issuance of common stock, net of purchase of treasury stock	(135)	473	42,185
Preferred dividends paid	(1,606)	—	—

Net cash provided by financing activities	37,884	192,647	54,138

Net increase in cash and cash equivalents	79,124	39,637	39,319
Cash and cash equivalents at beginning of year	118,052	78,415	39,096

Cash and cash equivalents at end of year	$197,176	$118,052	$78,415

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$30,848	$36,745	$47,422
Income taxes paid	1,035	3,602	4,958
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	15,788	5,192	837
Reclassification of puttable common stock	—	—	10,266
Accrual of contingent consideration	7,926	—	—

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc. (we, the Company or our), Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), and Town & Country Insurance Agency, Inc. (Town & Country). All significant intercompany balances and transactions have been eliminated.

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

December 31, 2009, 2008 and 2007

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

We recognize purchase premiums and discounts on securities in interest income using the interest method over the contractual lives, adjusted for actual prepayments. Declines in the fair value of cost basis, held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether we intend to sell the security, and (4) if we do not intend to sell the security, whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

December 31, 2009, 2008 and 2007

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Off-Balance-Sheet Credit Related Financial Instruments

In the ordinary course of business, we have entered into commitments to extend credit, including commitments under commercial lines of credit and letters of credit. We record these financial instruments when they are funded. We maintain a reserve that covers estimated credit losses on these commitments which is generally based on the historical loss factors for each type of loan commitment. This reserve is included in other liabilities, with any increases or decreases to the reserve included in noninterest expense.

Investment in Real Estate

We initially record real estate acquired in settlement of loans at fair value at the date of foreclosure, establishing a new cost basis. Fair value is defined as the amount of cash or cash equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller—that is, in other than a forced or liquidation sale, less selling costs. Subsequent to foreclosure, we perform periodic valuations and the real estate is carried at the lower of its carrying amount or fair value less selling costs. Subsequent declines in value below the new cost basis are recorded through the use of a valuation allowance with a charge to other noninterest expense. Subsequent increases in value up to the amount of the valuation allowance are included in other noninterest expense. Required development costs associated with foreclosed property under construction are capitalized. Operating expenses, net of related income, and gains and losses on disposition are included in other noninterest expense. Recognition of gain on sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, the gain, or a portion thereof, is deferred until the necessary criteria are met. At December 31, 2009 and 2008, investment in real estate held for sale consisted of real estate acquired in settlement of loans of $14,639 and $2,781.

Federal Home Loan Bank of Dallas Stock

Federal Home Loan Bank of Dallas (FHLB) stock is a restricted investment security, carried at cost, and evaluated for impairment. Both cash and stock dividends received on FHLB stock are reported as income.

Premises and Equipment

Land is carried at cost. We record buildings, leasehold improvements and equipment at cost and we depreciate using the straight-line method over the estimated useful lives of the assets ranging from 1.5 to 30 years. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term including option periods where failure to renew results in an economic penalty. Capitalized costs, including interest, related to the construction of facilities are depreciated over the shorter of the estimated life of the asset or the lease term of the facility. Maintenance and repairs are charged to appropriate expense accounts in the period incurred. Material improvements are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to income.

We record premises and equipment to be disposed of at the lower of the carrying amount or estimated fair value less selling costs. Any loss due to the write down of assets is recognized currently in the consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Goodwill

Goodwill is recorded when the purchase price is higher than the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually.

Other Intangible Assets

Other intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate to client relationships. Other intangibles are amortized using accelerated methods over their estimated useful lives, ranging from 15 to 20 years. We review these intangibles for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

Advertising Costs

We expense advertising costs as incurred.

Derivatives and Hedging Activities

We may enter into derivative contracts in order to hedge the risk of market interest rate changes on certain assets and liabilities and other firm commitments. On the date a derivative contract is entered into, it is designated a fair value hedge, a cash flow hedge or does not receive a hedging designation in accordance with FASB ASC 815, Derivatives and Hedging. A fair value hedge hedges exposure to changes in the fair value of an asset, liability or firm commitment due to their fixed rate terms. Changes in the fair value of the hedging instrument are included in other comprehensive income for the effective portion of the hedge and are offset by changes in the fair value of the hedged item. The net effect resulting from the ineffective portion of a hedging instrument is reflected in earnings. A cash flow hedge hedges exposure to the variability in cash flows associated with an existing asset or liability or a forecasted transaction due to their variable terms. The effective portion of changes in the fair value of the hedging instrument is included in accumulated other comprehensive income and is subsequently reclassified into earnings as the hedged item impacts earnings. Any ineffective portion is recognized in current earnings. If the derivative contract is not given a hedging designation, the change in fair value of the contract is recognized currently in earnings. At December 31, 2009 and 2008, we had no derivative instruments outstanding.

Income Taxes

We determine deferred income tax assets and liabilities using the balance sheet method, as clarified by FASB ASC 740. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. FASB ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payments at fair value in accordance with FASB ASC 718, Compensation—Stock Compensation.

Comprehensive Income

US GAAP generally requires that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net earnings, are components of comprehensive income.

The changes in the components of other comprehensive income (loss) are as follows:

	2009	2008	2007
Unrealized holding gains (losses) on available-for-sale securities arising during period	$(2,110)	$997	$1,951
Reclassification adjustment for gains (losses) included in income	2,324	(3)	(181)

Net pre-tax gain recognized in other comprehensive income	214	994	1,770
Tax expense	(115)	(358)	(636)

Net-of-tax impact on comprehensive income	$99	$636	$1,134

Fair Values of Financial Instruments

We estimate the fair value of financial instruments based on the fair value hierarchy established in FASB ASC 820, Fair Value Measurements and Disclosures. Fair value estimates involve uncertainties and matters of judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of bench marks for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. For more information on the fair value of our financial instruments, see Note R—Fair Value of Assets and Liabilities.

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

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Basic and Diluted Earnings (Loss) Per Common Share

We calculate basic earnings (loss) per common share using earnings (loss) available to common shareholders (net earnings (loss) after deducting preferred dividends) divided by the weighted average of common shares outstanding during the period, including nonvested restricted stock. Diluted earnings per common share include the dilutive effect of stock options granted, using the treasury stock method, and contingent share-based consideration related to our acquisition of Linscomb & Williams.

Loss Contingencies

We record loss contingencies, including claims and legal actions arising in the ordinary course of business, as liabilities when the likelihood of loss is probable and the amount or range of loss can be reasonably estimated.

Reclassifications

In 2009, we reclassified net expenses of foreclosed real estate from other noninterest income to noninterest expense for all periods presented. These reclassifications had no impact on financial condition, results of operations or equity in any of the reported periods.

Adoption of Updates to the FASB Codification

On January 1, 2009, we adopted the following updates to the FASB Codification:

FASB ASC 260, Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined that our outstanding nonvested restricted stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed by FASB ASC 260. In accordance with the adoption of the provisions of this standard, all previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

FASB ASC 805, Business Combinations, provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. FASB ASC 805 is effective for assets or liabilities arising from contingencies we acquire in business combinations occurring after January 1, 2009. The adoption of FASB ASC 805 had no effect on our consolidated financial statements; however, the future effect is dependant upon whether we make any acquisitions and the specifics of those acquisitions.

FASB ASC 810, Consolidation, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, FASB ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of FASB ASC 810 did not have a material effect on our consolidated financial statements.

Subsequent to January 1, 2009, we adopted the following updates to the FASB Codification:

FASB ASC 855, Subsequent Events, issued in May 2009, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

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

FASB ASC 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FASB ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. FASB ASC 820 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820 did not have a material effect on our consolidated financial statements.

FASB ASC 320, Investments—Debt and Equity Securities, (i) changes existing guidance for determining whether an impairment of a debt security is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FASB ASC 320, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The adoption of FASB ASC 320 did not have a material effect on our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE B—SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Available-for-sale:
U.S. Government securities	$87,258	$117	$(554)	$86,821
Securities of U.S. states and political subdivisions	646	—	(31)	615
Mortgage-backed securities	45,275	926	(64)	46,137
Other securities	4,410	12	(36)	4,386

Total	137,589	1,055	(685)	137,959
Marketable equity securities	2,523	169	—	2,692

Total available-for-sale securities	$140,112	$1,224	$(685)	$140,651

Held-to-maturity:
U.S. Government securities	$29,918	$57	$(16)	$29,959
Securities of U.S. states and political subdivisions	11,436	289	(82)	11,643
Mortgage-backed securities	57,868	759	(13)	58,614
Other securities	17,949	1,725	—	19,674

Total held-to-maturity securities	$117,171	$2,830	$(111)	$119,890

December 31, 2008
Available-for-sale:
Mortgage-backed securities	$71,897	$712	$—	$72,609
Other securities	4,202	—	(60)	4,142

Total	76,099	712	(60)	76,751
Marketable equity securities	2,016	49	—	2,065

Total available-for-sale securities	$78,115	$761	$(60)	$78,816

Held-to-maturity:
Mortgage-backed securities	$95,875	$1,057	$(4)	$96,928

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of December 31, 2009 and 2008. These securities, with unrealized losses segregated by length of impairment at year end, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses
December 31, 2009
Less than 12 months
Available-for-sale:
U.S. Government securities	6	$29,054	$(554)
Securities of U.S. states and political subdivisions	1	615	(31)
Mortgage-backed securities	2	8,353	(64)

Total available-for-sale securities	9	$38,022	$(649)

Held-to-maturity:
U.S. Government securities	1	$4,966	$(16)
Securities of U.S. states and political subdivisions	5	1,910	(82)

Total held-to-maturity securities	6	$6,876	$(98)

More than 12 months
Available-for-sale:
Other securities	2	$498	$(36)

Held-to-maturity:
Mortgage-backed securities	5	$789	$(13)

December 31, 2008:
Less than 12 months
Available-for-sale:
Other securities	1	$310	$(38)

Held-to-maturity:
Federal agency mortgage-backed securities	2	$536	$(1)

More than 12 months
Available-for-sale:
Other securities	1	$165	$(22)

Held-to-maturity:
Federal agency mortgage-backed securities	3	$287	$(3)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell the securities. Additionally, it is more likely than not that we will not be required to sell these securities before recovery of our cost basis. Accordingly, as of December 31, 2009 and 2008, we believe the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at December 31, 2009. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	F air Value
Within one year	$3,505	$3,513	$—	$—
Over one year through five years	26,499	26,541	25,535	26,362
After five years through ten years	54,409	53,861	12,382	13,313
Over ten years	4,026	4,019	21,386	21,601

Total	88,439	87,934	59,303	61,276
Mortgage-backed and equity securities	51,673	52,717	57,868	58,614

Total securities	$140,112	$140,651	$117,171	$119,890

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 3.31% and 4.05% at December 31, 2009 and 2008. As of December 31, 2009, the mortgage-backed securities have contractual maturities from less than a year to 2038. Accrued interest receivable on mortgage-backed securities was $350 and $637 at December 31, 2009 and 2008.

At December 31, 2009 and 2008, securities with a carrying value of $47,954 and $75,698 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains on sales of available-for-sale securities were $2,535, $0 and $24 for the years ended December 31, 2009, 2008 and 2007. Gross realized losses on sales of available-for-sale securities were $211, $3 and $217 for the years ended December 31, 2009, 2008 and 2007. Gross realized gains and losses on sales of held-to-maturity securities were $24 and $12 in 2007 and none in 2009 and 2008. In 2008, we recorded a $1,984 impairment write down on an available-for-sale equity security acquired in connection with our Community Reinvestment Act requirements.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $376, $236 and $76 for the years ended December 31, 2009, 2008 and 2007.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE C—LOANS RECEIVABLE

Loans receivable at December 31 consisted of the following:

	2009	2008
Commercial:
Commercial	$115,431	$135,534
Commercial real estate (1)	259,480	228,732
Real estate construction (1)	87,008	178,845

Total commercial	461,919	543,111
Consumer:
Residential real estate first lien	222,337	241,969
Residential real estate second lien	291,433	302,141
Home equity lines	74,356	82,555
Consumer installment—indirect	8,372	14,409
Consumer other	19,788	34,219

Total consumer	616,286	675,293

Total loans receivable	$1,078,205	$1,218,404

(1)	As of December 31, 2009, land loans were reclassified from commercial real estate to real estate construction for all periods.

Included in loans receivable is $3,123 and $3,348 of net deferred loan origination costs and unamortized premium and discount at December 31, 2009 and 2008. Consumer other loans include client overdrafts of $235 and $331 as of December 31, 2009 and 2008.

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2009	2008	2007
Balance at beginning of year	$25,105	$11,161	$9,056
Provision for loan losses	16,660	29,175	4,029
Loans charged-off	(18,652)	(15,824)	(2,613)
Recoveries of loans previously charged-off	3,388	593	689

Balance at December 31,	$26,501	$25,105	$11,161

Accrued interest receivable on loans was $3,941 and $4,802 at December 31, 2009 and 2008.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2009	2008	2007
Impaired loans on nonaccrual without a valuation allowance	$20,032	$10,408	$—
Impaired loans on nonaccrual with a valuation allowance	14,591	15,272	6,901
Impaired loans still accruing with a valuation allowance	530	—	—

Total impaired loans (1)	$35,153	$25,680	$6,901

Valuation allowance related to impaired loans	$6,264	$7,288	$2,581

Total nonaccrual loans	$35,988	$30,531	$11,208

Total accruing loans past due 90 days or more	$1,489	$646	$2,183

Average investment in impaired loans for the years ended December 31	$34,888	$20,770	$6,857

(1)	Does not include consumer loans which are not evaluated separately for impairment.

At December 31, 2009, impaired loans on nonaccrual with a valuation allowance consisted of $1,791 commercial, $10,414 commercial real estate, $886 real estate construction and $1,500 residential real estate first lien. Interest income recognized after a loan is impaired is not material. No additional funds are committed to be advanced in connection with impaired loans.

NOTE D—PREMISES AND EQUIPMENT

Premises and equipment at December 31 was comprised of the following:

	Life in Years	2009	2008
Land		$1,849	$1,849
Building	30 years	4,662	4,663
Furniture and equipment	3-10 years	8,181	7,942
Leasehold improvements	1.5-20 years	12,550	12,718
Construction in progress—facilities		195	202

		27,437	27,374
Accumulated depreciation		(11,953)	(10,012)

		$15,484	$17,362

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

During 2005, we moved our corporate headquarters and entered into a sublease, classified as an operating lease from February 2007 and ending December 2014. We do not have the option to renew the sublease at the end of the lease term. Certain other offices and branch locations are operated as leased premises. We have the option to renew certain of these leases upon the completion of the non-cancelable lease term. The cost of lease extensions is not included below. Rental expense under operating lease agreements in 2009, 2008 and 2007 was approximately $2,843, $2,938 and $3,044. Lease cost is recognized on a straight-line basis over the lease term. Future minimum rental commitments associated with these leases are as follows:

Years Ended December 31,	Amount
2010	$2,965
2011	2,717
2012	2,084
2013	1,730
2014	1,491
Thereafter	3,538

$14,525

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

We have reporting segments with goodwill, which are insurance in the amount of $3,092 and wealth management in the amount of $32,707. During the year ended December 31, 2009, goodwill increased $7,926 within the wealth management reporting segment due to the accrual of contingent consideration for Linscomb & Williams. In the first quarter of 2010, $2,095 cash was paid and 696 shares of common stock will be issued to settle this accrued consideration.

Each reporting segment is tested for impairment at least annually. The fair value of each of the reporting segments is established using appropriate weighted market and income approaches. Our impairment tests indicate that an impairment charge was not required.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance as of January 1	$27,873	$27,942
Goodwill from business combinations	—	33
Adjustment to purchase price	7,926	(102)
Impairment losses	—	—

Balance as of December 31	$35,799	$27,873

Other intangible assets as of December 31, 2009 and 2008 are detailed in the following table:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships	$9,419	$(4,068)	$5,351	$9,419	$(3,388)	$6,031

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Estimated amortization expense for the following years ended December 31 is as follows:

2010	$634
2011	564
2012	520
2013	483
2014	451

NOTE F—DEPOSITS

Interest-bearing deposits at December 31 are as follows:

	2009	2008
Interest checking	$211,174	$197,384
Money market and savings	294,840	252,571
Time deposits less than $100	191,372	188,302
Time deposits $100 and greater	298,163	274,903
Brokered deposits	22,185	55,928

Total interest-bearing deposits	$1,017,734	$969,088

At December 31, 2009, the scheduled maturities of time and brokered deposits are as follows:

2010	$354,334
2011	98,059
2012	25,003
2013	16,624
2014	17,700
Thereafter	—

$511,720

Interest expense by type of deposit for the years ended December 31 is as follows:

	2009	2008	2007
Interest checking	$888	$2,515	$5,131
Money market and savings	2,976	5,759	14,756
Time deposits	16,370	18,763	18,172
Brokered deposits	779	834	600

	$21,013	$27,871	$38,659

We are required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $3,203 and $2,579.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE G—BORROWINGS AND REPURCHASE AGREEMENTS

Subject to certain limitations, we may borrow funds from the FHLB in the form of advances. Our credit availability from the FHLB is based on our financial and operating condition and the amount of collateral available to the FHLB. These borrowings were collateralized by a blanket lien on our mortgage-related assets. Following is a summary of outstanding borrowings from the FHLB at December 31, 2009:

Amount	Interest Rate Range	Maturity Date Range	Call Date
$17,000	3.43-3.98%	01/11/11-06/27/11	None
35,500	3.66-4.22	01/11/12-09/04/12	None
59,500	3.54-4.37	01/11/13-11/26/13	None
2,938	4.79	08/03/15	None
10,000	4.14	12/07/16	06/07/10
10,000	4.23	04/05/17	04/05/10
15,000	4.17	04/05/17	04/05/10
10,000	4.52	05/09/17	05/09/10
50,000	4.15	08/01/17	05/01/10

$209,938

Each advance is payable per terms of the agreement. We are eligible to borrow up to an additional $298,908 at December 31, 2009.

We also have borrowed funds from clients in the form of repurchase agreements. As of December 31, 2009, we had $10,674 outstanding at an interest rate of 0.10% maturing January 4, 2010.

During 2009, the maximum amount of repurchase agreements outstanding at any month end and the daily average amount outstanding were $47,486 and $21,677.

The contractual maturities of borrowings and repurchase agreements at December 31, 2009 are as follows:

2010	$10,674
2011	17,000
2012	35,500
2013	59,500
2015	2,938
2016	10,000
2017	85,000

$220,612

There can be significant penalties for the early pay-off of FHLB borrowings. There were no early debt extinguishments related to these borrowings during 2009, 2008 or 2007.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE H—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31 is as follows:

	2009	2008	2007
Current tax provision
Federal	$1,940	$1,673	$5,529
State	379	292	256

	2,319	1,965	5,785
Deferred tax benefit
Federal	(1,319)	(6,657)	(2,590)
State	(38)	(196)	(74)

	(1,357)	(6,853)	(2,664)

	$962	$(4,888)	$3,121

The reasons for the differences between the amounts computed by applying the statutory federal income tax rate of 34% in 2009, 35% in 2008 and 2007 and the reported income tax expense (benefit) for the years ended December 31 are summarized below:

	2009	2008	2007
Income tax expense (benefit) computed at federal statutory rate	$934	$(4,537)	$3,677
State income tax expense, net of federal effect	234	190	101
Tax exempt interest income	(400)	(296)	(335)
Increase in cash surrender value	(222)	(208)	(189)
Adjustment to recognition and measurement of tax positions	—	—	(150)
Adjustment to prior period	263	—	—
Other	153	(37)	17

Income tax expense (benefit), as reported	$962	$(4,888)	$3,121

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

The components of net deferred tax assets and liabilities included in accrued interest receivable and other assets are as follows at December 31:

	2009	2008
Deferred tax assets:
Premises and equipment	$943	$815
Allowance for loan losses	9,465	8,751
Deferred revenues	432	442
Stock-based compensation	1,324	1,359
Nonaccrual interest	303	182
Other	891	1,134

Total deferred tax assets	13,358	12,683

Deferred tax liabilities:
Other intangible assets	981	1,209
Gain on sale of assets	299	363
Federal Home Loan Bank of Dallas stock	402	650
Net unrealized gain on available-for-sale securities	140	67

Total deferred tax liabilities	1,822	2,289

Net deferred tax assets	$11,536	$10,394

We have determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized because they are supported by recoverable taxes paid in prior years, future reversals of existing temporary differences and to a lesser extent, anticipated future taxable income and tax planning strategies.

We had no penalties or interest accrued at December 31, 2009. The effective tax rate for the year ended December 31, 2009, was 35.0% as compared to 37.7% in 2008.

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

We had no unrecognized tax benefits for the years ended December 31, 2009 and 2008.

We file income tax returns in U.S. federal and various state and local taxing jurisdictions. In general, we are no longer subject to income tax examinations for years prior to 2006. We have elected to recognize both interest and penalties as a component of income tax expense.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE I—REGULATORY MATTERS AND DIVIDENDS FROM SUBSIDIARIES

Regulatory Capital Compliance

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of December 31, 2009 and 2008, are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$166,276	10.55%	$63,061	4.00%	N/A	N/A
Encore Bank, N.A.	143,479	9.11	63,010	4.00	$78,762	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$166,276	14.80%	$44,932	4.00%	N/A	N/A
Encore Bank, N.A.	143,479	12.72	45,117	4.00	$67,676	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$180,478	16.07%	$89,863	8.00%	N/A	N/A
Encore Bank, N.A.	157,673	13.98	90,235	8.00	$112,793	10.00%

December 31, 2008
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$172,927	11.61%	$59,567	4.00%	N/A	N/A
Encore Bank, N.A.	120,150	8.08	59,463	4.00	$74,329	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$172,927	14.58%	$47,448	4.00%	N/A	N/A
Encore Bank, N.A.	120,150	10.16	47,308	4.00	$70,962	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$187,890	15.84%	$94,896	8.00%	N/A	N/A
Encore Bank, N.A.	135,051	11.42	94,616	8.00	$118,270	10.00%

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

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Dividend Policy

Federal law places limitations on the amount that national banks may pay in dividends, which Encore Bank must adhere to when paying dividends to us. Encore Bank’s current practice is not to pay any dividends, except to cover our expenses. See Note K for further restrictions on dividends.

NOTE J—STOCK-BASED COMPENSATION

Our shareholders approved a stock awards and incentive plan in 2008 (2008 Stock Awards and Incentive Plan) and a stock incentive plan in 2000 (2000 Stock Incentive Plan) which authorize the issuance of up to 2,150 shares of common stock under “incentive stock” and “nonqualified stock” options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards. The general terms of awards under the 2008 Stock Awards and Incentive Plan and the 2000 Stock Incentive Plan shall be specified by the Compensation Committee of the Board of Directors at the date of grant. At December 31, 2009, all options granted under the 2000 Stock Incentive Plan have a maximum term of 10 years, and vest on the third anniversary of the grant date. No options have been granted under the 2008 Stock Awards and Incentive Plan.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but not considered by the model. No options were granted in 2009, 2008 or 2007.

As a result of applying the provisions of FASB ASC 718 during the years ended December 31, 2009, 2008 and 2007, we recognized $0, $7 and $96 of compensation cost for employee stock options, net of forfeitures, in the accompanying consolidated statements of operations.

A summary of employee option activity as of December 31, 2009, and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	740	$10.32
Forfeited	(24)	12.52

Outstanding at December 31, 2009	716	$10.25	2.74 years	$4

Vested	716	$10.25	2.74 years	$4

Exercisable at December 31, 2009	716	$10.25	2.74 years	$4

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

In addition, we have issued stock options under the 2000 Stock Incentive Plan to non-employees for various services rendered. The cost of these services was measured based on the estimated fair value of the award at date of grant. The estimated cost is recognized over the period the service was required to be rendered.

A summary of non-employee option activity as of December 31, 2009, and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1 and December 31, 2009	264	$8.31	1.71 years	$5

Vested	264	$8.31	1.71 years	$5

Exercisable at December 31, 2009	264	$8.31	1.71 years	$5

We recognized $1 of compensation cost for non-employee stock options, net of forfeitures, in the accompanying consolidated statements of operations in 2007 and none in 2009 and 2008. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $356 and $551. Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 was $0, $502 and $780.

Share Awards

We also grant shares of restricted stock pursuant to our 2008 Stock Awards and Incentive Plan and our 2000 Stock Incentive Plan. These shares of restricted stock vest over a period of three to five years. We account for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $1,018, $1,228 and $1,034 for the years ended December 31, 2009, 2008 and 2007.

A summary of the status of our nonvested shares of restricted stock as of December 31, 2009, and changes during the year then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	345	$15.41
Granted	297	8.53
Vested	(93)	12.61
Forfeited	(17)	16.29

Outstanding at December 31, 2009	532	$12.01

As of December 31, 2009, unrecognized compensation cost for all nonvested share-based compensation arrangements expected to vest, totaled $2,942 which is expected to be recognized over a weighted average remaining period of 2.93 years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE K—PREFERRED STOCK

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

Pursuant to the Securities Purchase Agreement between us and Treasury, and as amended by the American Recovery and Reinvestment Act of 2009 (Recovery Act), we may redeem the Series A Preferred Stock in whole or in part, at par plus accrued and unpaid dividends after February 15, 2012. Prior to this date, we may redeem the Series A Preferred Stock, in whole or in part, at par plus accrued and unpaid dividends. Any redemption is subject to the approval of the Board of Governors of the Federal Reserve System. Additionally, the Recovery Act imposes new and more stringent limits on executive compensation for participants in the Capital Purchase Program. Treasury is required to promulgate regulations to implement these changes; however, until Treasury promulgates such regulations, it is unclear how exactly these changes will apply to participants in the Capital Purchase Program.

The Warrant is immediately exercisable and expires ten years after issuance. The number of shares of our common stock underlying the Warrant and the exercise price are subject to adjustment for certain dilutive events. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Until such time as Treasury ceases to own any of our debt or equity securities, compensation of certain of our executives will be limited.

In addition, we are restricted from paying any dividends on our Series A Preferred Stock if required payments on our outstanding junior subordinated debentures (Note Q) are not made or deferred. Beginning on December 5, 2008 and until December 5, 2011, or until we have redeemed the Series A Preferred Stock or Treasury has transferred the Series A Preferred Stock to a third party, the consent of Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Also, as long as the Series A Preferred Stock is outstanding, dividend payments will be prohibited until all accrued and unpaid dividends are

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

paid on the Series A Preferred Stock, subject to certain limited exceptions. Furthermore, it is Federal Reserve policy that we inform and consult with them prior to declaring and paying a dividend that could raise safety and soundness concerns, including dividends on the Series A Preferred Stock issued to Treasury under the Capital Purchase Program or interest on the subordinated debentures underlying our trust preferred securities.

NOTE L—INITIAL PUBLIC OFFERING

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

NOTE M—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, we enter into various credit related financial instruments with off-balance sheet risk to meet the financing needs of our clients. These financial instruments principally include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual notional amount of those instruments. We follow the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. The credit risk involved and collateral required in issuing letters of credit are essentially the same as those involved in extending loan facilities to clients.

Our principal commitments as of December 31 are as follows:

	2009	2008
Commitments to extend credit	$139,580	$188,800
Standby letters of credit	6,277	3,465

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract and have fixed expiration dates or other termination clauses. Some of the commitments are expected to expire without being drawn upon, so that the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are commitments issued by us to guarantee the performance of a client to a third party, primarily borrowing arrangements. We evaluate each client’s credit worthiness on a case-by-case basis. The extension of credit is based on our credit evaluation of the client. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Included in unfunded commitments in 2009 are residential mortgages totaling $30,248. The fair value of these commitments is not significant.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Periodically we use forward interest rate locks to hedge the risk of changes in the fair value of newly originated mortgages held-for-sale. Net losses of $458 for 2007 (zero in 2009 and 2008) from these activities are included in the consolidated statements of operations in “Mortgage banking”. There were no derivatives outstanding at December 31, 2009 and 2008.

NOTE N—CONCENTRATION OF CREDIT RISK

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

NOTE O—COMMITMENTS AND CONTINGENCIES

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

NOTE P—RELATED PARTY TRANSACTIONS

Deposits of executive officers and directors were $28,445 and $25,182 (including time deposits of $1,089 and $1,476) at December 31, 2009 and 2008.

Loans to executive officers, significant shareholders, directors and their related interests (related parties) for the years ended December 31 were as follows:

	2009	2008
Balance at January 1	$21,912	$8,209
New loans	7,103	22,967
Repayments	(14,031)	(9,264)

Balance at December 31	$14,984	$21,912

At December 31, 2009 and 2008, $0 and $1,198 of borrowed funds in the form of repurchase agreements were outstanding to related parties. As of December 31, 2009, we are paying monthly rent of $22 to lease two private client offices from related parties. Lease expense for these two offices was $268 in 2009.

NOTE Q—JUNIOR SUBORDINATED DEBENTURES

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

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

NOTE R—FAIR VALUE OF ASSETS AND LIABILITIES

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

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

The table below presents the balances of assets measured at fair value on a recurring basis as of December 31, 2009:

Description	Total	Level 1	Level 2
U.S. Government securities	$86,821	$86,821	$—
Securities of U.S. states and political subdivisions	615	—	615
Mortgage-backed securities	46,137	—	46,137
Other securities (1)	3,395	3,395	—

Total available-for-sale securities	$136,968	$90,216	$46,752

(1)	Excludes cost-basis equity securities of $3,683.

The table below presents the balances of assets measured at fair value on a recurring basis as of December 31, 2008:

Description	Total	Level 2
Mortgage-backed securities	$72,609	$72,609
Other securities (1)	2,524	2,524

Total available-for-sale securities	$75,133	$75,133

(1)	Excludes cost-basis equity securities of $3,683.

For assets measured at fair value on a nonrecurring basis during 2009 that were still held on the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Losses for the Year Ended December 31, 2009
Loans (1)	$33,362	$33,362	$3,572
Investment in real estate (2)	14,639	14,639	271

Total	$48,001	$48,001	$3,843

(1)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.
(2)	Represents carrying value of foreclosed assets measured at fair value upon initial recognition or subsequent impairment.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

For assets measured at fair value on a nonrecurring basis during 2008 that were still held on the balance sheet at December 31, 2008, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Level 3	Losses for the Year Ended December 31, 2008
Loans (1)	$20,185	$20,185	$—	$1,634
Cost-basis equity securities	16	—	16	1,984

Total	$20,201	$20,185	$16	$3,618

(1)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.

The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$197,176	$197,176	$118,052	$118,052
Securities available-for-sale	140,651	140,651	78,816	78,816
Securities held-to-maturity	117,171	119,890	95,875	96,928
Mortgages held-for-sale	1,058	1,058	150	150
Loans receivable, net	1,051,704	1,073,467	1,193,299	1,220,926
Federal Home Loan Bank of Dallas stock	9,569	9,569	9,534	9,534
Accrued interest receivable	5,490	5,490	5,565	5,565
Financial liabilities:
Deposits	$1,191,836	$1,192,584	$1,100,797	$1,102,255
Borrowings and repurchase agreements	220,612	226,775	272,026	277,802
Accrued interest payable	1,227	1,227	1,344	1,344
Junior subordinated debentures	20,619	21,400	20,619	21,198
Accrued contingent consideration	7,926	7,926	—	—

Under FASB ASC 820, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC 820.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value, non-financial assets and non-financial liabilities, and for estimating fair value for financial instruments not recorded at fair value (FASB ASC 820 disclosures).

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

Loans Receivable

We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 820 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. The fair value estimates for FASB ASC 820-10-35 purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity.

The fair value of commercial and commercial real estate loans is calculated by discounting contractual cash flows using discount rates that reflect our current pricing for loans with similar characteristics and remaining maturity.

For real estate 1-4 family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on current industry pricing or our own estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, credit quality, remaining maturity and repricing characteristics.

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

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Federal Home Loan Bank of Dallas Stock

The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying balance sheet, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

Investment in Real Estate

Investment in real estate is primarily foreclosed properties securing residential loans and commercial real estate. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to investment in real estate. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the property and, accordingly, we classify foreclosed assets as Level 2.

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

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand as of December 31, 2009 and 2008. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

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

Accrued Contingent Consideration

The fair value of the accrued contingent consideration is estimated to be equal to its carrying amount as reported in the accompanying balance sheet, as the amount of the liability is fixed and will be paid within ninety days.

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

NOTE S—EMPLOYEE BENEFIT PLAN

We have implemented a defined contribution plan (Plan) covering all eligible personnel. Contribution expense related to the Plan was $572, $555 and $616 for the years ended December 31, 2009, 2008 and 2007.

NOTE T—EARNINGS (LOSS) PER COMMON SHARE

On January 1, 2009, we adopted FASB ASC 260, Earnings Per Share, which requires that nonvested restricted stock be included in the calculation of basic average common shares outstanding for all periods presented. Prior to January 1, 2009, we had included the effect of nonvested restricted stock in the calculation of diluted average common shares outstanding.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

The factors used in the earnings (loss) per common share computation follow:

	2009	2008	2007
Basic:
Earnings (loss) available to common shareholders	$(428)	$(8,240)	$7,384
Average common shares outstanding, including nonvested restricted stock	10,381	10,205	8,888
Per Share	$(0.04)	$(0.81)	$0.83
Diluted:
Average common shares outstanding	10,381	10,205	8,888
Add: Net effect of the assumed exercise of stock options	—	—	419
Contingent share-based consideration	—	—	164

Diluted average common shares outstanding	10,381	10,205	9,471
Per Share	$(0.04)	$(0.81)	$0.78
Anti-dilutive stock options and warrants not included in treasury stock method computation	1,351	1,043	9
Preferred dividends deducted from net earnings	2,214	166	—

No dividends have been declared on common stock.

NOTE U—SEGMENT INFORMATION

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
2009
Net interest income (expense)	$47,548	$155	$17	$(1,225)	$46,495
Provision for loan losses	16,660	—	—	—	16,660
Noninterest income	4,781	16,907	5,649	—	27,337
Noninterest expense	37,901	12,248	4,275	—	54,424

Earnings (loss) before income taxes	(2,232)	4,814	1,391	(1,225)	2,748
Income tax expense (benefit)	(896)	1,788	498	(428)	962

Net earnings (loss)	$(1,336)	$3,026	$893	$(797)	$1,786

Total assets at December 31,	$1,644,083	$59,618	$7,962	$(76,308)	$1,635,355
2008
Net interest income (expense)	$45,340	$196	$83	$(1,345)	$44,274
Provision for loan losses	29,175	—	—	—	29,175
Noninterest income	(139)	17,329	5,760	(5)	22,945
Noninterest expense	35,793	11,057	4,156	—	51,006

Earnings (loss) before income taxes	(19,767)	6,468	1,687	(1,350)	(12,962)
Income tax expense (benefit)	(7,298)	2,270	626	(486)	(4,888)

Net earnings (loss)	$(12,469)	$4,198	$1,061	$(864)	$(8,074)

Total assets at December 31,	$1,592,933	$47,879	$6,738	$(59,706)	$1,587,844
2007
Net interest income (expense)	$35,282	$321	$136	$(1,564)	$34,175
Provision for loan losses	4,029	—	—	—	4,029
Noninterest income	7,293	17,546	6,035	29	30,903
Noninterest expense	33,959	12,194	4,000	391	50,544

Earnings (loss) before income taxes	4,587	5,673	2,171	(1,926)	10,505
Income tax expense (benefit)	1,130	1,941	744	(694)	3,121

Net earnings (loss)	$3,457	$3,732	$1,427	$(1,232)	$7,384

Total assets at December 31,	$1,411,934	$46,270	$9,242	$(66,249)	$1,401,197

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE V—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial statements pertaining only to Encore Bancshares, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets

	December 31,
	2009	2008
Assets:
Cash and due from banks	$27,606	$49,725

Total cash and cash equivalents	27,606	49,725
Investment in subsidiaries	186,545	154,498
Other assets	1,694	2,541

	$215,845	$206,764

Liabilities:
Junior subordinated debentures	$20,619	$20,619
Accrued contingent consideration	7,926	—
Accrued interest payable and other liabilities	632	403

Total liabilities	29,177	21,022
Shareholders’ equity	186,668	185,742

	$215,845	$206,764

Condensed Statements of Operations

	Years Ended December 31,
	2009	2008	2007
Income:
Other non-interest income	$—	$(5)	$29

Total income	—	(5)	29

Expense:
Interest expense	1,225	1,345	1,564
Loss on early debt extinguishment	—	—	391
Other	626	535	150

Total expense	1,851	1,880	2,105

Loss before income taxes and equity in undistributed earnings (losses) of subsidiaries	(1,851)	(1,885)	(2,076)
Income tax benefit	634	549	718
Equity in undistributed earnings (losses) of subsidiaries	3,003	(6,738)	8,742

Net earnings (loss)	$1,786	$(8,074)	$7,384

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Operating Activities:
Net earnings (loss)	$1,786	$(8,074)	$7,384
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(3,003)	6,738	(8,742)
Loss on early debt extinguishment	—	—	391
Change in prepaid expenses and other assets	704	(818)	298
Change in accrued interest payable and other liabilities	278	25	(12)

Net cash from operating activities	(235)	(2,129)	(681)
Investing Activities:
Capital contributions to subsidiaries	(20,000)	(15,000)	(10,000)

Net cash from investing activities	(20,000)	(15,000)	(10,000)
Financing Activities:
Proceeds from issuance of junior subordinated debentures	—	—	15,464
Retirement of junior subordinated debentures	—	—	(15,855)
Excess tax benefit (expense) from stock-based compensation	(143)	120	118
Proceeds from issuance of preferred stock and common stock warrants	—	34,000	—
Proceeds from issuance of common stock, net of purchase of treasury stock	(135)	473	42,185
Preferred dividends paid	(1,606)	—	—

Net cash from financing activities	(1,884)	34,593	41,912

Net change in cash and cash equivalents	(22,119)	17,464	31,231
Cash and cash equivalents at beginning of year	49,725	32,261	1,030

Cash and cash equivalents at end of year	$27,606	$49,725	$32,261

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

NOTE W—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Interest income	$18,555	$20,193	$19,517	$20,481	$19,529	$20,065	$19,625	$20,532
Interest expense	6,934	8,251	7,562	8,873	8,071	9,220	8,164	10,653

Net interest income	11,621	11,942	11,955	11,608	11,458	10,845	11,461	9,879
Provision for loan losses	3,009	18,648	7,685	5,249	2,927	3,777	3,039	1,501

Net interest income after provision for loan losses	8,612	(6,706)	4,270	6,359	8,531	7,068	8,422	8,378
Noninterest income	8,093	3,561	6,813	6,100	6,327	6,635	6,104	6,649
Noninterest expense	14,687	12,487	13,289	12,198	13,711	13,072	12,737	13,249

Net earnings (loss) before income taxes	2,018	(15,632)	(2,206)	261	1,147	631	1,789	1,778
Income tax expense (benefit)	435	(5,679)	(453)	33	326	150	654	608

Net earnings (loss)	$1,583	$(9,953)	$(1,753)	$228	$821	$481	$1,135	$1,170

Earnings (loss) available to common shareholders	$1,029	$(10,119)	$(2,306)	$228	$267	$481	$582	$1,170

Earnings (loss) per common share:
Basic	$0.10	$(0.99)	$(0.22)	$0.02	$0.03	$0.05	$0.06	$0.12
Diluted	0.09	(0.99)	(0.22)	0.02	0.02	0.04	0.05	0.11

NOTE X—SUBSEQUENT EVENT

On March 15, 2010, Encore Bank executed two separate purchase and assumption agreements to sell certain assets and transfer certain liabilities of its Florida operations. The first agreement is with Ovation Holdings and its proposed subsidiary bank, National Bank of Southwest Florida (NBSWF), headquartered in Port Charlotte, Florida. Ovation Holdings has entered into a definitive agreement to purchase NBSWF.

Under the terms of the first agreement, NBSWF is to assume approximately $171.6 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $86.2 million of loans as well as other assets, including premises and equipment. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings and customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The second agreement is with HomeBanc, headquartered in Lake Mary, Florida. Under the terms of this agreement, HomeBanc is to assume approximately $59.7 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. The transaction is subject to regulatory approval and customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The deposits and loans to be acquired represent approximately 19.4% and 8.0% of our total deposits and loans at December 31, 2009. The combined transactions will result in a pre-tax loss of approximately $1.0 million. We expect to take a charge of approximately $4.4 million in the first quarter of 2010 to adjust the assets held for sale to their agreed purchase price. The gain on the sale of the deposits with respect to each transaction will be recognized when each transaction is completed.