Form 10-Q
period 2010-03-31
Encore Bancshares Inc
filed 2010-05-10
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2010, there were 11.4 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$18,420	$16,796
Interest-bearing deposits in banks	237,771	172,984
Federal funds sold and other temporary investments	1,695	7,396

Cash and cash equivalents	257,886	197,176
Securities available-for-sale, at estimated fair value	138,495	140,651
Securities held-to-maturity, at amortized cost	88,454	117,171
Loans held-for-sale	81,953	1,058
Loans receivable	974,301	1,078,205
Allowance for loan losses	(25,132)	(26,501)

Net loans receivable	949,169	1,051,704
Federal Home Loan Bank of Dallas stock, at cost	9,578	9,569
Investment in real estate	11,054	14,639
Premises and equipment, net	9,327	15,484
Cash surrender value of life insurance policies	15,489	15,339
Goodwill	35,799	35,799
Other intangible assets, net	5,192	5,351
Accrued interest receivable and other assets	32,176	31,414
Other assets held-for-sale	3,344	—

	$1,637,916	$1,635,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$156,071	$174,102
Interest-bearing	802,597	1,017,734
Deposits held-for-sale	242,755	—

Total deposits	1,201,423	1,191,836
Borrowings and repurchase agreements	218,560	220,612
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	7,094	15,620
Other liabilities held-for-sale	10	—

Total liabilities	1,447,706	1,448,687
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at March 31, 2010 and December 31, 2009; aggregate liquidation preference of $34,222	29,107	28,976
Common stock, $1 par value, 50,000 shares authorized; 11,195 shares at March 31, 2010 and 10,527 shares at December 31, 2009 issued	11,195	10,527
Additional paid-in capital	121,345	116,084
Retained earnings	28,288	31,095
Common stock in treasury, at cost (33 shares at March 31, 2010 and 23 shares at December 31, 2009)	(319)	(233)
Accumulated other comprehensive income	594	219

Total shareholders’ equity	190,210	186,668

	$1,637,916	$1,635,355

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$15,694	$17,507
Securities	2,046	1,962
Federal funds sold and other temporary investments	215	156

Total interest income	17,955	19,625
Interest expense:
Deposits	4,052	5,732
Borrowings and repurchase agreements	2,116	2,116
Junior subordinated debentures	297	316

Total interest expense	6,465	8,164

Net interest income	11,490	11,461
Provision for loan losses	4,960	3,039

Net interest income after provision for loan losses	6,530	8,422
Noninterest income:
Trust and investment management fees	4,618	3,749
Mortgage banking	36	151
Insurance commissions and fees	1,639	1,610
Net gain on sale of available-for-sale securities	99	—
Other	517	594

Total noninterest income	6,909	6,104
Noninterest expense:
Compensation	8,551	7,514
Occupancy	1,478	1,454
Equipment	363	433
Advertising and promotion	181	216
Outside data processing	870	764
Professional fees	921	936
Intangible amortization	158	171
FDIC assessment	655	52
Foreclosed real estate expenses, net	1,124	267
Write down of assets held-for-sale	2,535	—
Other	1,428	930

Total noninterest expense	18,264	12,737

Net earnings (loss) before income taxes	(4,825)	1,789
Income tax expense (benefit)	(2,574)	654

Net earnings (loss)	$(2,251)	$1,135

Earnings (loss) available to common shareholders	$(2,807)	$582

Earnings (loss) per common share:
Basic	$(0.27)	$0.06
Diluted	(0.27)	0.05
Average common shares outstanding	10,558	10,233
Diluted average common shares outstanding	10,558	10,880

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2010

(Unaudited, amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2010	$28,976	10,527	$10,527	$116,084	$31,095	$(233)	$219	$186,668
Stock-based compensation cost recognized in earnings	—	—	—	196	—	—	—	196
Issuance of common shares	—	696	696	5,135	—	—	—	5,831
Issuance of restricted stock	—	19	19	(19)	—	—	—	—
Cancellation of restricted stock	—	(47)	(47)	47	—	—	—	—
Purchase of treasury stock (10 shares)	—	—	—	—	—	(86)	—	(86)
Excess tax expense from stock-based compensation	—	—	—	(98)	—	—	—	(98)
Comprehensive income (loss):
Net loss	—	—	—	—	(2,251)	—	—	(2,251)
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $172 and reclassification adjustment	—	—	—	—	—	—	375	375

Total comprehensive loss								(1,876)
Dividend on preferred stock and amortization of preferred stock discount	131	—	—	—	(556)	—	—	(425)

Balance at March 31, 2010	$29,107	11,195	$11,195	$121,345	$28,288	$(319)	$594	$190,210

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(2,251)	$1,135
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Provision for loan losses	4,960	3,039
Write down of assets held-for-sale	2,535	—
Amortization of premiums and discounts, net	89	198
Stock-based compensation	196	247
Depreciation	516	558
Write down of investment in real estate	552	—
Gain on sale of loans	(33)	(102)
Loss on sale of foreclosed real estate	350	98
Write off of premises and equipment	167	—
Realized gain on sale of available-for-sale securities, net	(99)	—
Increase in mortgages held-for-sale	(4,417)	(18,262)
Proceeds from sale of mortgage loans	3,583	12,174
Federal Home Loan Bank of Dallas stock dividends	(9)	(13)
(Increase) decrease in accrued interest receivable	163	(242)
(Increase) decrease in other assets	(1,892)	730
Decrease in accrued interest payable	(81)	(156)
Decrease in other liabilities	(270)	(673)

Net cash provided (used) by operating activities	4,059	(1,269)

Cash flows from investing activities:
Purchases of available-for-sale securities	(49,549)	(4,322)
Principal collected on available-for-sale securities	2,669	3,566
Proceeds from sales of available-for-sale securities	49,548	3,026
Purchases of held-to-maturity securities	—	(26,873)
Principal collected on held-to-maturity securities	7,921	8,085
Proceeds from calls of held-to-maturity securities	21,000	—
Proceeds from sales of foreclosed real estate	3,512	658
Cash paid for contingency payment related to prior acquisition	(2,095)	—
Loan originations and principal collections, net	16,718	34,329
Purchases of premises and equipment	(97)	(97)

Net cash provided by investing activities	49,627	18,372

Cash flows from financing activities:
Net increase in deposits	9,587	15,799
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	17,000	—
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(17,602)	(12)
Decrease in repurchase agreements	(1,450)	(26,969)
Payment on notes payable	—	(46)
Purchase of treasury stock	(86)	(11)
Preferred dividend paid	(425)	(331)

Net cash provided (used) by financing activities	7,024	(11,570)

Net increase in cash and cash equivalents	60,710	5,533
Cash and cash equivalents at beginning of period	197,176	118,052

Cash and cash equivalents at end of period	$257,886	$123,585

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$6,546	$8,320
Income taxes paid	—	—
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	829	3,512
Issuance of common stock for acquisition	5,831	—

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc. (we, the Company or our), Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), and Town & Country Insurance Agency, Inc. (Town & Country). We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

We must make estimates and assumptions that affect amounts reported in our interim consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

These interim consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

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

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Adoption of Updates to the FASB Codification

On January 1, 2010, we adopted the following updates to the FASB Codification:

FASB Accounting Standard Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures related to activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. ASU 2010-06 did not have a material effect on our consolidated financial statements.

FASB ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets, into the FASB ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. ASU 2009-16 did not have a material effect on our consolidated financial statements.

FASB ASC 810, Consolidation, improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. The adoption of FASB ASC 810 did not have a material effect on our consolidated financial statements.

Descriptions of our significant accounting policies are included in Note A to our consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K. There have been no significant changes to these policies.

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

The changes in the components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2010	2009
Unrealized holding gains on available-for-sale securities arising during period	$448	$1,400
Reclassification adjustment for gains included in income	99	—

Net pre-tax gain recognized in other comprehensive income	547	1,400
Tax expense	(172)	(505)

Net-of-tax impact on comprehensive income	$375	$895

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Under the terms of the first agreement, NBSWF is to assume approximately $183.9 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $80.0 million of loans as well as other assets, including premises and equipment. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings and customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The second agreement is with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Under the terms of this agreement, HomeBanc is to assume approximately $58.9 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. HomeBanc has received approval from the Office of the Comptroller of the Currency (OCC) for the acquisition. The transaction is subject to customary closing conditions and is expected to close before the end of May 2010, although delays may occur.

The deposits and loans to be acquired represent approximately 20.2% and 7.6% of our total deposits and loans at March 31, 2010, and are reflected on our consolidated balance sheet as assets and liabilities held-for-sale as of March 31, 2010. The combined transactions are expected to result in an after-tax loss of approximately $1.0 million. We recorded a write down of $4.3 million ($1.8 million charge to the allowance for loan losses and $2.5 million write down of assets held-for-sale) in the first quarter of 2010 to adjust the assets held for sale to their agreed purchase price. The gain on the sale of the deposits with respect to each transaction will be recognized when each transaction is completed.

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Available-for-sale:
U.S. Government securities	$87,479	$167	$(265)	$87,381
Securities of U.S. states and political subdivisions	646	—	(3)	643
Mortgage-backed securities	42,650	853	(15)	43,488
Other securities	4,214	31	—	4,245

Total	134,989	1,051	(283)	135,757
Marketable equity securities	2,516	222	—	2,738

Total available-for-sale securities	$137,505	$1,273	$(283)	$138,495

Held-to-maturity:
U.S. Government securities	$9,951	$13	$(37)	$9,927
Securities of U.S. states and political subdivisions	11,434	404	(26)	11,812
Mortgage-backed securities	50,007	525	(15)	50,517
Other securities	17,062	2,260	—	19,322

Total held-to-maturity securities	$88,454	$3,202	$(78)	$91,578

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of March 31, 2010 and December 31, 2009. These securities, with unrealized losses segregated by length of impairment at year end, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses
March 31, 2010
Less than 12 months
Available-for-sale:
U.S. Government securities	8	$44,445	$(265)
Mortgage-backed securities	2	1,775	(15)

Total available-for-sale securities	10	$46,220	$(280)

Held-to-maturity:
U.S. Government securities	1	$4,963	$(37)
Securities of U.S. states and political subdivisions	1	348	(6)
Mortgage-backed securities	1	301	(2)

Total held-to-maturity securities	3	$5,612	$(45)

More than 12 months
Available-for-sale:
Securities of U.S. states and political subdivisions	1	$643	$(3)

Held-to-maturity:
Securities of U.S. states and political subdivisions	1	$479	$(20)
Mortgage-backed securities	5	777	(13)

Total held-to-maturity securities	6	$1,256	$(33)

December 31, 2009
Less than 12 months
Available-for-sale:
U.S. Government securities	6	$29,054	$(554)
Securities of U.S. states and political subdivisions	1	615	(31)
Mortgage-backed securities	2	8,353	(64)

Total available-for-sale securities	9	$38,022	$(649)

Held-to-maturity:
U.S. Government securities	1	$4,966	$(16)
Securities of U.S. states and political subdivisions	5	1,910	(82)

Total held-to-maturity securities	6	$6,876	$(98)

More than 12 months
Available-for-sale:
Other securities	2	$498	$(36)

Held-to-maturity:
Mortgage-backed securities	5	$789	$(13)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell the securities. Additionally, it is more likely than not that we will not be required to sell these securities before recovery of our cost basis. Accordingly, as of March 31, 2010 and December 31, 2009, we believe the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at March 31, 2010. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,004	$5,017	$4,893	$5,130
Over one year through five years	24,998	25,046	9,751	10,240
After five years through ten years	54,706	54,484	7,418	8,915
Over ten years	3,765	3,829	16,385	16,776

Total	88,473	88,376	38,447	41,061
Mortgage-backed and equity securities	49,032	50,119	50,007	50,517

Total securities	$137,505	$138,495	$88,454	$91,578

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 3.24% and 3.31% at March 31, 2010 and December 31, 2009. As of March 31, 2010, the mortgage-backed securities have contractual maturities from less than a year to 2038. Accrued interest receivable on mortgage-backed securities was $303 and $350 at March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, securities with a carrying value of $49,395 and $47,954 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains were $154 and zero and gross realized losses were $55 and zero on sales of available-for-sale securities for the three months ended March 31, 2010 and 2009.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $115 and $82 for the three months ended March 31, 2010 and 2009.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	March 31, 2010	December 31, 2009
Commercial:
Commercial	$115,653	$115,431
Commercial real estate	199,166	259,480
Real estate construction	66,618	87,008

Total commercial	381,437	461,919

Consumer:
Residential real estate first lien	211,366	222,337
Residential real estate second lien	289,344	291,433
Home equity lines	68,677	74,356
Consumer installment - indirect	7,339	8,372
Consumer other	16,138	19,788

Total consumer	592,864	616,286

Loans receivable	974,301	1,078,205
Loans held-for-sale	81,953	1,058

Total loans (1)	$1,056,254	$1,079,263

(1)	As of March 31, 2010, loans held-for-sale are included in total loans for all periods.

Included in total loans is $2,944 and $3,123 of net deferred loan origination costs and unamortized premium and discount at March 31, 2010 and December 31, 2009.

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$26,501	$25,105
Provision for loan losses	4,960	3,039
Loans charged-off	(6,885)	(1,653)
Recoveries of loans previously charged-off	556	173

Balance at end of period	$25,132	$26,664

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans:

	March 31, 2010	December 31, 2009
Impaired loans on nonaccrual without a valuation allowance	$15,682	$20,032
Impaired loans on nonaccrual with a valuation allowance	21,389	14,591
Impaired loans still accruing without a valuation allowance	4,861	—
Impaired loans still accruing with a valuation allowance	512	530

Total impaired loans (1)	$42,444	$35,153

Valuation allowance related to impaired loans	$5,790	$6,264

Total nonaccrual loans	$40,711	$35,988

Total accruing loans past due 90 days or more	$—	$1,489

Restructured loans still accruing	$5,710	$530

(1)	Does not include consumer loans which are not evaluated separately for impairment.

NOTE D – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the OCC. Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of March 31, 2010 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$169,606	10.73%	$63,234	4.00%	N/A	N/A
Encore Bank, N.A.	141,462	8.96	63,122	4.00	$78,902	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$169,606	15.56%	$43,614	4.00%	N/A	N/A
Encore Bank, N.A	141,462	13.00	43,517	4.00	$65,276	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$183,387	16.82%	$87,228	8.00%	N/A	N/A
Encore Bank, N.A.	155,223	14.27	87,035	8.00	$108,794	10.00%

NOTE E – COMMON STOCK

In the first quarter of 2010, $2,095 in cash was paid and 696 shares of common stock were issued related to contingent consideration for the Linscomb & Williams acquisition.

NOTE F – COMMITMENTS AND CONTINGENCIES

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE G – EARNINGS PER COMMON SHARE

The factors used in the earnings (loss) per common share computation follow:

	Three Months Ended March 31,
	2010	2009
Basic:
Earnings (loss) available to common shareholders	$(2,807)	$582
Average common shares outstanding, including nonvested restricted stock	10,558	10,233
Per Share	$(0.27)	$0.06
Diluted:
Average common shares outstanding	10,558	10,233
Add: Net effect of the assumed exercise of stock options	—	—
Contingent share-based consideration	—	647

Diluted average common shares outstanding	10,558	10,880
Per Share	$(0.27)	$0.05
Anti-dilutive stock options and warrants not included in treasury stock method computation	1,343	1,359
Preferred dividends deducted from net earnings	556	553

No dividends have been declared on our common stock.

NOTE H – FAIR VALUE OF ASSETS AND LIABILITIES

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	March 31, 2010
Description	Total	Level 1	Level 2
U.S. Government securities	$87,381	$39,528	$47,853
Securities of U.S. states and political subdivisions	643	—	643
Mortgage-backed securities	43,488	—	43,488
Other securities	6,983	6,983	—

Total available-for-sale securities	$138,495	$46,511	$91,984

	December 31, 2009
Description	Total	Level 1	Level 2
U.S. Government securities (1)	$86,821	$86,821	$—
Securities of U.S. states and political subdivisions	615	—	615
Mortgage-backed securities	46,137	—	46,137
Other securities (2)	3,395	3,395	—

Total available-for-sale securities	$136,968	$90,216	$46,752

(1)	In preparing these financial statements, we determined that $52,930 of U.S. Government securities had been misclassified as Level 1 as of December 31, 2009 and should have been reported as Level 2 since these securities were priced based on similar securities in an inactive market. We had originally reported these securities in Level 1 with Treasury securities which trade in more active markets. Therefore, we have corrected the classifications as of March 31, 2010.
(2)	Excludes cost-basis equity securities of $3,683.

At March 31, 2010, the fair value of our investment in available-for-sale Level 2 U.S. Government securities was $47,853. The investments were comprised of $45,019 fixed-rate U.S. agency securities with a weighted average coupon rate of 2.5% and a weighted average life of 1.7 years and $2,834 variable-rate U.S. agency securities with a weighted average coupon rate of 3.3% and a weighted average life of 5.1 years. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

At March 31, 2010, the fair value of our investment in available-for-sale Level 2 securities of U.S. states and political subdivisions was $643. The investment was comprised of one security issued by a county in Texas, with a coupon rate of 4.5% and a maturity of 18.5 years. To estimate its value, we used a third party broker to value the security using standard market matrix pricing for similar securities.

At March 31, 2010, the fair value of our investment in available-for-sale Level 2 mortgage-backed securities was $43,488. These investments were comprised of $22,880 fixed-rate GNMA and FNMA backed securities with a weighted average coupon rate of 4.3% and a weighted average life of 3.3 years and $20,608 variable-rate GNMA and FNMA backed securities with a weighted average coupon rate of 3.2% and a weighted average life of 3.9 years. The underlying loans for these securities are residential mortgages located in various states across the country, with no significant concentration in any particular state. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

For assets measured at fair value on a nonrecurring basis during 2010 that were still held on the balance sheet at March 31, 2010, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Level 3	Losses for the Three Months Ended March 31, 2010
Loans held-for-sale	$80,028	$80,028	$—	$1,792
Loans	29,875	—	29,875	3,503
Investment in real estate	11,054	—	11,054	552
Long-lived assets held-for-sale	3,019	—	3,019	2,535

Total	$123,976	$80,028	$43,948	$8,382

During the quarter ended March 31, 2010, we reclassified certain loans as held-for-sale in connection with the anticipated sale of our banking operations in Florida. The loans were written down to their purchase price of $80,028, resulting in an impairment charge of $1,792 against the allowance for loan losses. Also in connection with the anticipated Florida transactions, we wrote down certain branch facilities to their purchase price, resulting in an impairment charge of $2,535, which was included in earnings for the period.

We also wrote down certain loans receivable that are collateralized by real estate to their appraised value less costs to sell resulting in an impairment charge of $3,503 against the allowance for loan losses. Additionally, we wrote down certain foreclosed real estate properties to their appraised value less costs to sell resulting in an impairment charge of $552, which was included in earnings for the period.

For assets measured at fair value on a nonrecurring basis during 2009 that were still held on the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Losses for the Year Ended December 31, 2009
Loans (1)(2)	$33,362	$33,362	$3,572
Investment in real estate (1)(3)	14,639	14,639	271

Total	$48,001	$48,001	$3,843

(1)	In preparing these financial statements, we determined that as of December 31, 2009, certain loans totaling $10,128 whose collateral values exceeded the carrying value of the loan, although evaluated for impairment, should not have been included in loans carried at fair value. The remaining $23,234 loans should have been reported in Level 3 instead of Level 2. In addition, as of December 31, 2009, investment in real estate totaling $14,639 should have been reported in Level 3 instead of Level 2. These loans and investment in real estate were appraised with methods other than the market sales approach (i.e. the income or cost approach which may use significant unobservable inputs), the appraiser made significant adjustments to comparable sales, or management may have applied a significant adjustment to the value. Therefore, we have corrected the classifications as of March 31, 2010.
(2)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.
(3)	Represents carrying value of foreclosed assets measured at fair value upon initial recognition or subsequent impairment.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

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

The following table summarizes the carrying values and estimated fair values of financial instruments:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$257,886	$257,886	$197,176	$197,176
Securities available-for-sale	138,495	138,495	140,651	140,651
Securities held-to-maturity	88,454	91,578	117,171	119,890
Loans held-for-sale	81,953	81,953	1,058	1,058
Loans receivable, net	949,169	969,472	1,051,704	1,073,467
Federal Home Loan Bank of Dallas stock	9,578	9,578	9,569	9,569
Accrued interest receivable	5,327	5,327	5,490	5,490

Financial liabilities:
Deposits	$958,668	$958,758	$1,191,836	$1,192,584
Deposits held-for-sale	242,755	242,778	—	—
Borrowings and repurchase agreements	218,560	225,192	220,612	226,775
Accrued interest payable	1,146	1,146	1,227	1,227
Junior subordinated debentures	20,619	21,439	20,619	21,400
Accrued contingent consideration	—	—	7,926	7,926

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices. As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Federal Home Loan Bank of Dallas Stock

The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying balance sheet, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Investment in Real Estate

Investment in real estate is primarily foreclosed properties securing residential loans and commercial real estate. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to investment in real estate. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the property and, accordingly, we classify foreclosed assets as Level 3.

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

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand as of March 31, 2010 and December 31, 2009. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

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

Accrued Contingent Consideration

The fair value of the accrued contingent consideration is estimated to be equal to its carrying amount as reported in the accompanying balance sheet, as the amount of the liability is fixed and was paid in the first quarter of 2010.

Unrecognized Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. For fixed-

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

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

NOTE I – SEGMENT INFORMATION

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

The accounting policies of each line of business are the same as those described in the summary of significant accounting policies included in Note A to our consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K. Revenues, expenses, and assets are recorded by each line of business, and we separately review financial information. In addition to direct expenses, each line of business was allocated certain general corporate expenses such as executive administration, accounting, internal audit, and human resources based on the average asset level of the operating segment. Activities that are not directly attributable to the reportable operating segments, including the elimination of intercompany transactions, are presented under “Other”.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
Three months ended March 31, 2010

Net interest income (expense)	$11,742	$40	$5	$(297)	$11,490
Provision for loan losses	4,960	—	—	—	4,960
Noninterest income	647	4,618	1,644	—	6,909
Noninterest expense	13,675	3,562	1,027	—	18,264

Earnings (loss) before income taxes	(6,246)	1,096	622	(297)	(4,825)
Income tax expense (benefit)	(3,076)	388	218	(104)	(2,574)

Net earnings (loss)	$(3,170)	$708	$404	$(193)	$(2,251)

Total assets at March 31, 2010	$1,645,468	$61,316	$8,053	$(76,921)	$1,637,916

Three months ended March 31, 2009

Net interest income (expense)	$11,736	$38	$3	$(316)	$11,461
Provision for loan losses	3,039	—	—	—	3,039
Noninterest income	661	3,749	1,694	—	6,104
Noninterest expense	8,606	3,098	1,033	—	12,737

Earnings (loss) before income taxes	752	689	664	(316)	1,789
Income tax expense (benefit)	291	243	233	(113)	654

Net earnings (loss)	$461	$446	$431	$(203)	$1,135

Total assets at March 31, 2009	$1,584,698	$48,648	$7,695	$(63,317)	$1,577,724

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, factors that could contribute to those differences include, but are not limited to:

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

Overview

Encore Bancshares, Inc. is a bank holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and six private client offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of March 31, 2010, we reported, on a consolidated basis, total assets of $1.6 billion, total loans of $1.1 billion, total deposits of $1.2 billion, shareholders’ equity of $190.2 million and $2.8 billion in assets under management.

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

Under the terms of the first agreement, NBSWF is to assume approximately $183.9 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $80.0 million of loans as well as other assets, including premises and equipment. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings and customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The second agreement is with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Under the terms of this agreement, HomeBanc is to assume approximately $58.9 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. HomeBanc has received approval from the Office of the Comptroller of the Currency (OCC) for the acquisition. The transaction is subject to customary closing conditions and is expected to close before the end of May 2010, although delays may occur.

The deposits and loans to be acquired represent approximately 20.2% and 7.6% of our total deposits and loans at March 31, 2010, and are reflected on our consolidated balance sheet as assets and liabilities held-for-sale as of March 31, 2010. The combined transactions are expected to result in an after-tax loss of approximately $1.0 million. We recorded a write down of $4.3 million ($1.8 million charge to the allowance for loan losses and $2.5 million write down of assets held-for-sale) in the first quarter of 2010 to adjust the assets held for sale to their agreed purchase price. The gain on the sale of the deposits with respect to each transaction will be recognized when each transaction is completed.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information previously disclosed in the Critical Accounting Policies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

This report contains certain financial information determined by methods other than in accordance with US GAAP. These measures include net interest income, net interest spread and net interest margin on a taxable-equivalent basis, which is common practice in the banking industry. We have included in this report information related to these non-GAAP financial measures for the applicable periods presented. We believe these non-GAAP financial measures provide information useful to investors in understanding our financial results and believe that its presentation, together with the accompanying reconciliation, provides a complete understanding of factors and trends affecting our business and allows investors to view performance in a manner similar to management, the entire financial services sector, bank stock analysts and bank regulators. These non-GAAP measures should not be considered a substitute for operating results determined in accordance with GAAP and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

Results of Operations

Net loss for the quarter ended March 31, 2010 was $2.3 million, or $0.27 per diluted common share, compared with $1.1 million, or $0.05 per diluted common share, for the quarter ended March 31, 2009. The decrease in earnings was due primarily to a $4.3 million write down of Florida assets held-for-sale, including $1.8 million charged to the allowance for loan losses.

We posted a return on average common equity of (7.20)% and 1.49%, a return on average assets of (0.56)% and 0.29%, and an efficiency ratio of 85.09% and 71.54% for the quarters ended March 31, 2010 and 2009. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles and write down of assets held-for-sale) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

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

Net interest income on a fully taxable-equivalent basis (TE) was $11.6 million for the three months ended March 31, 2010, an increase of $79,000, or 0.7%, compared with the first quarter of 2009. Average earning assets grew $21.4 million, or 1.4%, due primarily to growth in securities and temporary investments. The net interest margin (TE) fell 2 basis points to 3.11% for the same comparison period, due primarily to a decrease in loans and an increase in lower yielding temporary investments. In addition, average noninterest-bearing deposits were $164.0 million for the first quarter of 2010, a $23.2 million, or 16.5%, increase compared with the same period of 2009.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin for the same periods. All balances are daily average balances and nonaccrual loans were included in the average loans with a zero yield for the purpose of calculating the rate earned on total loans. To give effect to our tax-exempt securities and loans, taxable-equivalent adjustments have been made with respect to these assets.

Taxable-Equivalent Yield Analysis

	Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$979,171	$14,382	5.96%	$1,208,697	$17,544	5.89%
Loans held-for-sale (2)	85,204	1,378	6.56	1,391	28	8.16

Total loans (1)	1,064,375	15,760	6.00	1,210,088	17,572	5.89
Securities (1)	230,390	2,106	3.71	187,953	1,973	4.26
Federal funds sold and other	220,019	215	0.40	95,314	156	0.66

Total interest-earning assets (1)	1,514,784	18,081	4.84	1,493,355	19,701	5.35
Less: Allowance for loan losses	(26,672)			(25,181)
Noninterest-earning assets	126,284			111,018
Noninterest-earning assets held-for-sale (2)	7,377			—

Total assets	$1,621,773			$1,579,192

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$153,023	$122	0.32%	$181,976	$213	0.47%
Money market and savings	240,292	506	0.85	228,402	678	1.20
Time deposits	400,451	2,414	2.44	555,006	4,841	3.54
Interest-bearing deposits held-for-sale (2)	219,809	1,010	1.86	—	—

Total interest-bearing deposits	1,013,575	4,052	1.62	965,384	5,732	2.41
Borrowings and repurchase agreements	220,759	2,116	3.89	255,526	2,116	3.36
Junior subordinated debentures	20,619	297	5.84	20,619	316	6.22

Total interest-bearing liabilities	1,254,953	6,465	2.09	1,241,529	8,164	2.67

Noninterest-bearing liabilities:
Noninterest-bearing deposits	146,779			140,821
Noninterest-bearing deposits held-for-sale (2)	17,213			—
Other liabilities	15,412			10,269
Other liabilities held-for-sale (2)	303			—

Total liabilities	1,434,660			1,392,619
Shareholders’ equity	187,113			186,573

Total liabilities and shareholders’ equity	$1,621,773			$1,579,192

Net interest income (1)		$11,616			$11,537

Net interest spread (1)			2.75%			2.68%
Net interest margin (1)			3.11%			3.13%
Net interest income (GAAP)		$11,490			$11,461
Taxable-equivalent adjustment		126			76

Net interest income on taxable-equivalent basis		$11,616			$11,537

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.
(2)	In the first quarter of 2010, assets and liabilities held-for-sale are assumed to be outstanding for the entire quarter.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $5.0 million for the three months ended March 31, 2010, including $1.8 million related to our Florida loans held-for-sale, an increase of $1.9 million compared with the same period of 2009. The provision reflects the amount we consider necessary to fund losses inherent in the loan portfolio primarily as a result of the lingering effects of the recessionary economic environment, weakness in our Florida market, the higher net charge-offs compared with the first quarter of 2009 and other qualitative factors.

Noninterest Income

Noninterest income represented 37.55% and 34.75% of total revenue for the three months ended March 31, 2010 and 2009.

Noninterest income increased $805,000, or 13.2%, to $6.9 million for the three months ended March 31, 2010, compared with the same period in 2009. The increase was due primarily to trust and investment management fees, which rose $869,000, or 23.2%, to $4.6 million. The increase in trust and investment management fees was due primarily to a 30.4% increase in assets under management.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Trust and investment management fees	$4,618	$3,749
Mortgage banking	36	151
Insurance commissions and fees	1,639	1,610
Net gain on sale of available-for-sale securities	99	—
Other	517	594

Total noninterest income	$6,909	$6,104

Noninterest Expense

Noninterest expense was $18.3 million for the first quarter of 2010, an increase of $5.5 million, compared with the same period of 2009. Excluding the write down of assets held-for-sale in connection with the Florida transactions, noninterest expense was $15.7 million, an increase of $3.0 million, or 23.5%, compared with the same period of 2009. The increase was due primarily to a combination of higher compensation expense, foreclosed real estate expense and FDIC assessments. The increase in compensation was due in part to the addition of executive management, loan workout personnel and new lenders to grow the bank’s commercial lending platform in Houston. The increase in foreclosed real estate expense primarily reflected write downs or losses on the sale of properties, as we reduced investment in real estate by $3.6 million, or 24.5%, from December 31, 2009. The higher FDIC assessment expenses reflect higher assessment rates imposed by the FDIC, a growing deposit base, and the expiration of credits in previous quarters.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Compensation	$8,551	$7,514
Non-staff expenses:
Occupancy	1,478	1,454
Equipment	363	433
Advertising and promotion	181	216
Outside data processing	870	764
Professional fees	921	936
Intangible amortization	158	171
FDIC assessment	655	52
Foreclosed real estate expenses, net	1,124	267
Write down of assets held-for-sale	2,535	—
Other	1.428	930

Total noninterest expense	$18,264	$12,737

Income Tax Expense

The income tax benefit was $2.6 million for the three months ended March 31, 2010, compared with a provision of $654,000 for the same three months of 2009. The effective tax rate for the three months ended March 31, 2010 and 2009 was 53.3% and 36.6%. The effective rate in 2010 was affected by lower income levels and stable non-taxable income.

Result of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

The following table presents the net earnings (loss) and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended March 31, 2010
Net interest income (expense)	$11,742	$40	$5	$(297)	$11,490
Provision for loan losses	4,960	—	—	—	4,960
Noninterest income	647	4,618	1,644	—	6,909
Noninterest expense	13,675	3,562	1,027	—	18,264

Earnings (loss) before income taxes	(6,246)	1,096	622	(297)	(4,825)
Income tax expense (benefit)	(3,076)	388	218	(104)	(2,574)

Net earnings (loss)	$(3,170)	$708	$404	$(193)	$(2,251)

Total assets at March 31, 2010	$1,645,468	$61,316	$8,053	$(76,921)	$1,637,916

Three months ended March 31, 2009
Net interest income (expense)	$11,736	$38	$3	$(316)	$11,461
Provision for loan losses	3,039	—	—	—	3,039
Noninterest income	661	3,749	1,694	—	6,104
Noninterest expense	8,606	3,098	1,033	—	12,737

Earnings (loss) before income taxes	752	689	664	(316)	1,789
Income tax expense (benefit)	291	243	233	(113)	654

Net earnings (loss)	$461	$446	$431	$(203)	$1,135

Total assets at March 31, 2009	$1,584,698	$48,648	$7,695	$(63,317)	$1,577,724

Banking

The net loss for the three months ended March 31, 2010 was $3.2 million, compared with earnings of $461,000 in the same period of 2009. The loss resulted primarily from a $4.3 million write down of Florida assets held-for-sale, including $1.8 million charged to the allowance for loan losses.

Net interest income for the three months ended March 31, 2010 was flat compared with the same period of 2009. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended March 31, 2010 totaled $5.0 million, including $1.8 million related to our Florida loans held-for-sale, compared with $3.0 million for the same period of 2009. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended March 31, 2010 was flat compared with the same period in 2009.

Noninterest expense for the three months ended March 31, 2010 increased $5.1 million compared with the same period in 2009 primarily due to a $2.5 million write down of Florida assets held-for-sale and increased compensation expense, foreclosed real estate expense and FDIC assessments.

Wealth Management

Net earnings for the three months ended March 31, 2010 increased $262,000, or 58.7%, compared with the same period in 2009. The increase in earnings was due primarily to an increase in assets under management. Assets under management were $2.8 billion as of March 31, 2010 compared with $2.1 billion as of March 31, 2009, a 30.4% increase.

Noninterest income for the three months ended March 31, 2010 increased $869,000, or 23.2%, compared with the same period in 2009, due primarily to increased assets under management.

Noninterest expense for the three months ended March 31, 2010 increased $464,000, or 15.0%, compared with the same period in 2009 primarily due to increased compensation.

Insurance

Net earnings for the three months ended March 31, 2010 were relatively unchanged compared with the same period of 2009. Commission revenue was essentially flat due to the soft property and casualty insurance market.

Other

“Other” consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to falling interest rates.

Financial Condition

Our total assets increased $2.6 million, or 0.2%, to $1.6 billion as of March 31, 2010 compared with December 31, 2009. Our loan portfolio, including $80.0 million Florida loans held-for-sale, decreased $23.0 million, or 2.1%, to $1.1 billion as of March 31, 2010. Our securities portfolio decreased $30.9 million, or 12.0%, to $226.9 million compared with $257.8 million as of December 31, 2009. Shareholders’ equity increased $3.5 million, or 1.9%, to $190.2 million compared with $186.7 million as of December 31, 2009.

Loan Portfolio

Our primary lending focus is to privately-owned businesses, investors, professional firms, and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 36.1% of our portfolio as of March 31, 2010. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 56.1% of our loan portfolio as of March 31, 2010. Loans held-for-sale, including $80.0 million related to our Florida operations, composed 7.8% of our portfolio.

Total loans were $1.1 billion as of March 31, 2010, a decrease of $23.0 million, or 2.1%, compared with December 31, 2009. The reduction in the loan portfolio reflected the deleveraging of our clients. The largest reduction, other than reclassification to loans held-for-sale, was in construction loans resulting primarily from the weak residential and commercial real estate markets.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$115,653	10.9%	$115,431	10.7%
Commercial real estate	199,166	18.9	259,480	24.0
Real estate construction	66,618	6.3	87,008	8.1

Total commercial	381,437	36.1	461,919	42.8

Consumer:
Residential real estate first lien	211,366	20.0	222,337	20.6
Residential real estate second lien	289,344	27.4	291,433	27.0
Home equity lines	68,677	6.5	74,356	6.9
Consumer installment – indirect	7,339	0.7	8,372	0.8
Consumer other	16,138	1.5	19,788	1.8

Total consumer	592,864	56.1	616,286	57.1

Loans receivable	974,301	92.2	1,078,205	99.9
Loans held-for-sale	81,953	7.8	1,058	0.1

Total loans (1)	$1,056,254	100.0%	$1,079,263	100.0%

(1)	As of March 31, 2010, loans held-for-sale are included in total loans for all periods.

Nonperforming Assets

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Nonaccrual loans (1)	$40,711	$35,988
Investment in real estate	11,054	14,639

Total nonperforming assets	$51,765	$50,627

Accruing loans past due 90 days or more	$—	$1,489

Restructured loans still accruing	$5,710	$530

Nonperforming assets to total loans and investment in real estate (2)	4.85%	4.63%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.
(2)	As of March 31, 2010, loans held-for-sale are included in total loans for all periods.

Nonperforming assets were $51.8 million and $50.6 million as of March 31, 2010 and December 31, 2009. Our ratio of nonperforming assets to total loans and investment in real estate was 4.85% and 4.63% as of March 31, 2010 and December 31, 2009. At March 31, 2010, nonaccrual loans were $40.7 million, compared with $36.0 million at December 31, 2009, an increase of $4.7 million, or 13.1%. Nonaccrual commercial loans consisted of six loans, primarily in Houston, that were all less than $500,000. Commercial real estate nonaccrual loans consisted of 10 relationships that are primarily in Florida. Construction and land nonaccrual loans consist of 10 land loans, primarily in Florida. The increase in nonaccrual loans was due primarily to two commercial real estate loans in Florida which totaled $7.4 million. Investment in real estate was $11.1 million at March 31, 2010 compared with $14.6 million at December 31, 2009, a decrease of $3.6 million, or 24.5%. The decrease was due primarily to the sale of several residential properties in Houston. Loans 90 days or more past due and still accruing, which are not included as nonperforming loans or assets, were reduced to zero from $1.5 million at

December 31, 2009. This category consisted of one commercial real estate loan in Florida. Restructured loans still accruing were $5.7 million as of March 31, 2010, compared with $530,000 as of December 31, 2009. Restructured loans still accruing consisted primarily of a land loan in Houston.

The following table presents information regarding nonperforming loans and the associated specific reserves within the allowance for loan losses for each loan category:

	March 31, 2010		December 31, 2009
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance

Commercial:
Commercial	$2,071	$926	$1,829	$1,147
Commercial real estate	18,470	4,169	13,129	4,694
Real estate construction	8,011	110	12,773	142

Total commercial	28,552	5,205	27,731	5,983
Consumer:
Residential real estate first lien (1)	11,205	538	7,466	281
Residential real estate second lien and home equity lines	890	47	791	—
Consumer	64	—	—	—

Total consumer	12,159	585	8,257	281

Total nonperforming loans	$40,711	$5,790	$35,988	$6,264

(1)	Written down to fair value of collateral after becoming 180 days past due.

The increase in nonaccrual commercial real estate loans resulted primarily from two loans in Florida totaling $7.4 million. This increase was partially offset by a $2.6 million partial charge-off of a loan in Florida. Nonaccrual construction loans decreased primarily due to several residential construction loans in Houston, which were restructured and reclassified as first mortgages.

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

Net charge-offs for the first quarter of 2010 were $6.3 million, including $1.8 million related to loans held-for-sale in connection with the pending Florida transactions, or 2.41% of average total loans on an annualized basis, compared with $1.5 million, or 0.50% of average total loans on an annualized basis for the first quarter of 2009. The rise in net charge-offs was due primarily to a $2.6 million partial charge-off of commercial real estate loan in Florida.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Three Months Ended March 31, 2010	As of and for the Year Ended December 31, 2009
	(dollars in thousands)
Average loans outstanding (1)	$1,064,375	$1,146,839

Total loans outstanding at end of period (1)	$1,056,254	$1,079,263

Allowance for loan losses at beginning of period	$26,501	$25,105

Charge-offs:
Commercial:
Commercial	(382)	(2,833)
Commercial real estate	(4,346)	(1,175)
Real estate construction	(322)	(6,780)

Total commercial	(5,050)	(10,788)

Consumer:
Residential real estate first lien	(618)	(2,767)
Residential real estate second lien	(434)	(2,543)
Home equity lines	(699)	(1,820)
Consumer installment - indirect	(77)	(656)
Consumer other	(7)	(78)

Total consumer	(1,835)	(7,864)

Total charge-offs	(6,885)	(18,652)

Recoveries:
Commercial:
Commercial	131	2,917
Commercial real estate	—	—
Real estate construction	46	6

Total commercial	177	2,923

Consumer:
Residential real estate first lien	134	110
Residential real estate second lien	132	70
Home equity lines	78	131
Consumer installment - indirect	34	152
Consumer other	1	2

Total consumer	379	465

Total recoveries	556	3,388

Net charge-offs	(6,329)	(15,264)

Provision for loan losses	4,960	16,660

Allowance for loan losses at end of period	$25,132	$26,501

Ratio of net charge-offs to average loans (1)	2.41%	1.33%
Ratio of allowance for loan losses to period end loans (excluding loans held-for-sale)	2.58	2.46
Ratio of allowance for loan losses to nonperforming loans	61.73	73.64

(1)	As of March 31, 2010, loans held-for-sale are included in total loans for all periods.

Securities

Total securities were $226.9 million as of March 31, 2010, a decrease of $30.9 million, or 12.0%, compared with $257.8 million as of December 31, 2009. The decrease was due primarily to government securities that were called.

Deposits

Our deposits averaged $1.2 billion for the three months ended March 31, 2010, an increase of $27.1 million, or 2.4%, over average deposits for the year ended December 31, 2009. As of March 31, 2010, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $682.0 million, or 56.8%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 23.0% of total deposits and deposits held-for-sale comprised 20.2%. As of March 31, 2010, total deposits increased $9.6 million, or 0.8%, to $1.2 billion compared with total deposits as of December 31, 2009.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31, 2010		Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$146,779	—%	$152,873	—%
Interest checking	153,023	0.32	186,440	0.48
Money market and savings	240,292	0.85	273,188	1.09
Time deposits less than $100,000	127,563	2.57	200,493	3.33

Core deposits	667,657	0.87	812,994	1.30

Time deposits $100,000 and greater	247,809	2.34	308,546	3.14
Brokered deposits	25,079	2.82	28,924	2.69
Noninterest-bearing deposits held-for-sale	17,213	—	—	—
Interest-bearing deposits held-for-sale	219,809	1.86	—	—

Total deposits	$1,177,567	1.40%	$1,150,464	1.83%

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

Our borrowings and repurchase agreements were $218.6 million as of March 31, 2010. The outstanding balance as of March 31, 2010 includes $209.3 million in long term advances from FHLB and $9.2 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

We decreased our borrowings and repurchase agreements $2.1 million, or 0.9%, to $218.6 million as of March 31, 2010 from $220.6 million as of December 31, 2009. The decrease was due primarily to a decrease in repurchase agreements with clients.

The following table summarizes our two issues of junior subordinated debentures outstanding as of March 31, 2010:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of March 31, 2010	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.21%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the three months ended March 31, 2010, our average deposits were $1.2 billion, or 72.6% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $3.5 million, or 1.9%, to $190.2 million as of March 31, 2010 compared with $186.7 million as of December 31, 2009, primarily due to approximately 696,000 shares of common stock issued as a result of the completion of a contingency payment related to the acquisition of Linscomb & Williams.

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

The following table presents capital amounts and ratios for us and Encore Bank as of March 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$169,606	10.73%	$63,234	4.00%	N/A	N/A
Tier 1 risk-based	169,606	15.56	43,614	4.00	N/A	N/A
Total risk-based	183,387	16.82	87,228	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$141,462	8.96%	$63,122	4.00%	$78,902	5.00%
Tier 1 risk-based	141,462	13.00	43,517	4.00	65,276	6.00
Total risk-based	155,223	14.27	87,035	8.00	108,794	10.00

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the Asset/Liability Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors

In addition to the information contained in this report, you should consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our Risk Factors from those disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2010. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock issued under our 2000 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Month in 2010	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		$—	—	—
February	1,306		8.39	—	—
March	8,855		8.50	—	—

Total	10,161	(1)	$8.49	—	—

(1)	The 10,161 shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on the vesting of restricted stock under our 2000 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

May 10, 2010	/S/ JAMES S. D’AGOSTINO, JR.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

May 10, 2010	/S/ L. ANDERSON CREEL
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer