Form 10-Q
period 2010-06-30
Encore Bancshares Inc
filed 2010-08-04
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of July 30, 2010, there were 11.4 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$14,718	$16,796
Interest-bearing deposits in banks	314,624	172,984
Federal funds sold and other temporary investments	902	7,396

Cash and cash equivalents	330,244	197,176
Securities available-for-sale, at estimated fair value	72,153	140,651
Securities held-to-maturity, at amortized cost	68,628	117,171
Loans held-for-sale	77,914	1,058
Loans receivable	972,765	1,078,205
Allowance for loan losses	(26,675)	(26,501)

Net loans receivable	946,090	1,051,704
Federal Home Loan Bank of Dallas stock, at cost	9,593	9,569
Investment in real estate	13,602	14,639
Premises and equipment, net	7,567	15,484
Cash surrender value of life insurance policies	15,637	15,339
Goodwill	35,799	35,799
Other intangible assets, net	5,034	5,351
Accrued interest receivable and other assets	40,085	31,414
Other assets held-for-sale	3,269	—

	$1,625,615	$1,635,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$182,729	$174,102
Interest-bearing	832,876	1,017,734
Deposits held-for-sale	184,106	—

Total deposits	1,199,711	1,191,836
Borrowings and repurchase agreements	219,602	220,612
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	7,804	15,620
Other liabilities held-for-sale	6	—

Total liabilities	1,447,742	1,448,687
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at June 30, 2010 and December 31, 2009; aggregate liquidation preference of $34,222	29,238	28,976
Common stock, $1 par value, 50,000 shares authorized; 11,416 shares at June 30, 2010 and 10,527 shares at December 31, 2009 issued	11,416	10,527
Additional paid-in capital	121,533	116,084
Retained earnings	15,079	31,095
Common stock in treasury, at cost (36 shares at June 30, 2010 and 23 shares at December 31, 2009)	(346)	(233)
Accumulated other comprehensive income	953	219

Total shareholders’ equity	177,873	186,668

	$1,625,615	$1,635,355

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$15,441	$17,252	$31,135	$34,759
Securities	1,526	2,121	3,572	4,083
Federal funds sold and other temporary investments	234	156	449	312

Total interest income	17,201	19,529	35,156	39,154
Interest expense:
Deposits	3,825	5,643	7,877	11,375
Borrowings and repurchase agreements	2,139	2,119	4,255	4,235
Junior subordinated debentures	298	309	595	625

Total interest expense	6,262	8,071	12,727	16,235

Net interest income	10,939	11,458	22,429	22,919
Provision for loan losses	18,013	2,927	22,973	5,966

Net interest income after provision for loan losses	(7,074)	8,531	(544)	16,953
Noninterest income:
Trust and investment management fees	4,591	4,087	9,209	7,836
Mortgage banking	78	351	114	502
Insurance commissions and fees	1,488	1,404	3,127	3,014
Net gain on sale of available-for-sale securities	120	—	219	—
Gain on sale of branches	1,115	—	1,115	—
Other	555	485	1,072	1,079

Total noninterest income	7,947	6,327	14,856	12,431
Noninterest expense:
Compensation	8,638	7,231	17,189	14,745
Occupancy	1,454	1,554	2,932	3,008
Equipment	330	449	693	882
Advertising and promotion	153	200	334	416
Outside data processing	897	783	1,767	1,547
Professional fees	1,435	1,043	2,356	1,979
Intangible amortization	159	169	317	340
FDIC assessment	703	746	1,358	798
Foreclosed real estate expenses, net	1,402	378	2,526	645
Write down of assets held-for-sale	2,793	—	5,328	—
Other	1,431	1,158	2,859	2,088

Total noninterest expense	19,395	13,711	37,659	26,448

Net earnings (loss) before income taxes	(18,522)	1,147	(23,347)	2,936
Income tax expense (benefit)	(5,869)	326	(8,443)	980

Net earnings (loss)	$(12,653)	$821	$(14,904)	$1,956

Earnings (loss) available to common shareholders	$(13,209)	$267	$(16,016)	$849

Earnings (loss) per common share:
Basic	$(1.16)	$0.03	$(1.46)	$0.08
Diluted	(1.16)	0.02	(1.46)	0.08
Average common shares outstanding	11,375	10,334	10,969	10,284
Diluted average common shares outstanding	11,375	11,145	10,969	11,013

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2010

(Unaudited, amounts in thousands)

	Preferred	Common Stock		Additional Paid-in	Retained	Common Stock in	Accumulated Other Comprehensive	Total Shareholders’
	Stock	Shares	Amount	Capital	Earnings	Treasury	Income	Equity
Balance at January 1, 2010	$28,976	10,527	$10,527	$116,084	$31,095	$(233)	$219	$186,668
Stock-based compensation cost recognized in earnings	—	—	—	605	—	—	—	605
Issuance of common shares	—	696	696	5,135	—	—	—	5,831
Issuance of restricted stock	—	236	236	(236)	—	—	—	—
Cancellation of restricted stock	—	(48)	(48)	48	—	—	—	—
Exercise of stock options	—	5	5	(5)	—	—	—	—
Purchase of treasury stock (13 shares)	—	—	—	—	—	(113)	—	(113)
Excess tax expense from stock-based compensation	—	—	—	(98)	—	—	—	(98)
Comprehensive income (loss):
Net loss	—	—	—	—	(14,904)	—	—	(14,904)
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $425 and reclassification adjustment	—	—	—	—	—	—	734	734

Total comprehensive loss								(14,170)
Dividends on preferred stock and amortization of preferred stock discount	262	—	—	—	(1,112)	—	—	(850)

Balance at June 30, 2010	$29,238	11,416	$11,416	$121,533	$15,079	$(346)	$953	$177,873

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(14,904)	$1,956
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	22,973	5,966
Write down of assets held-for-sale	5,328	—
Amortization of premiums and discounts, net	373	402
Stock-based compensation	605	350
Depreciation	867	1,110
Write down of investment in real estate	1,630	329
Gain on sale of branches	(1,115)	—
Gain on sale of loans	(78)	(394)
Loss on sale of foreclosed real estate	297	144
Write off of premises and equipment	167	—
Realized gain on sale of available-for-sale securities, net	(219)	—
Increase in mortgages held-for-sale	(9,284)	(35,817)
Proceeds from sale of mortgage loans	9,709	35,193
Federal Home Loan Bank of Dallas stock dividends	(18)	(17)
(Increase) decrease in accrued interest receivable	529	(155)
(Increase) decrease in other assets	(6,967)	590
Increase (decrease) in accrued interest payable	74	(85)
Increase (decrease) in other liabilities	465	(80)

Net cash provided by operating activities	10,432	9,492

Cash flows from investing activities:
Purchases of available-for-sale securities	(61,327)	(64,249)
Principal collected on available-for-sale securities	17,966	8,480
Proceeds from sales of available-for-sale securities	109,378	3,026
Purchases of held-to-maturity securities	—	(32,222)
Principal collected on held-to-maturity securities	27,805	19,603
Proceeds from calls of held-to-maturity securities	21,000	—
Proceeds from sales of foreclosed real estate	4,579	1,224
Decrease from sale of branches	(49,364)	—
Cash paid for contingency payment related to prior acquisition	(2,095)	—
Loan originations and principal collections, net	(1,323)	56,779
Purchases of Federal Home Loan Bank stock	(6)	(10)
Purchases of premises and equipment	(179)	(183)

Net cash provided (used) by investing activities	66,434	(7,552)

Cash flows from financing activities:
Net increase in deposits	58,305	75,710
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	52,500	—
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(55,118)	(23)
Increase (decrease) in repurchase agreements	1,478	(48,723)
Payment on notes payable	—	(62)
Purchase of treasury stock	(113)	(25)
Preferred dividends paid	(850)	(756)

Net cash provided by financing activities	56,202	26,121

Net increase in cash and cash equivalents	133,068	28,061
Cash and cash equivalents at beginning of period	197,176	118,052

Cash and cash equivalents at end of period	$330,244	$146,113

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$12,653	$16,320
Income taxes paid	—	490
Noncash operating, investing and financing activities:
Real estate acquired in satisfaction of loans	3,968	6,948
Issuance of common stock for acquisition	5,831	—

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. is a financial holding company that was formed on March 28, 2000 as Guardian Holdings, Inc. and had no operations until it acquired GSF Holding, Inc., later known as Encore Holdings, Inc. (Encore Holdings), and its wholly-owned subsidiary, Guardian Savings and Loan Association effective September 30, 2000. Guardian Savings and Loan Association, a federally chartered savings institution, changed its name to Guardian Savings Bank effective September 28, 2000 and then to Encore Bank (the Bank) effective September 1, 2001. The Bank converted from a federal savings association to a national banking association effective March 30, 2007 and changed its name to Encore Bank, National Association. In connection with the conversion, we became a bank holding company and Encore Holdings was merged into Encore Bancshares, Inc. As part of a corporate reorganization following the conversion of the Bank to a national banking association, as of June 30, 2007, the Bank was merged with and into Encore Trust Company, N.A. (Encore Trust). The resulting bank, which was renamed Encore Bank, National Association (Encore Bank), operates as a national banking association with its main office in Houston, Texas. Since the merger, the business of Encore Trust is being conducted as a division of Encore Bank. Our election to become a financial holding company was effective July 21, 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., (we, the Company or our), Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), and Town & Country Insurance Agency, Inc. (Town & Country). We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

We must make estimates and assumptions that affect amounts reported in our interim consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

These interim consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

Nature of Operations

We are primarily in the business of attracting deposits and investing these funds in loans and securities, as well as providing trust and investment management services and property and casualty insurance products.

We provide a variety of financial services through our fifteen private client offices located in the greater Houston area and southwest Florida, and five wealth management offices and three insurance offices in Texas. Two private client offices in Florida were sold in the second quarter of 2010 and the remaining four client offices are expected to be sold in the third quarter of 2010. Our product offerings, places of business and service delivery are positioned to best meet the needs of professional firms, privately-owned businesses, investors and affluent individuals.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Adoption of Updates to the FASB Codification

On January 1, 2010, we adopted the following updates to the FASB Codification:

FASB Accounting Standard Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures related to activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial statements.

FASB ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets, into the FASB ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application was not permitted. The adoption of ASU 2009-16 did not have a material effect on our consolidated financial statements.

FASB ASC 810, Consolidation, improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption not permitted. The adoption of FASB ASC 810 did not have a material effect on our consolidated financial statements.

Descriptions of our significant accounting policies are included in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to these policies.

Pending Accounting Pronouncements

FASB ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements other than the new disclosures required by the ASU.

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Unrealized holding gains (losses) on available-for-sale securities arising during period	$492	$(360)	$940	$1,040
Reclassification adjustment for gains included in income	120	—	219	—

Net pre-tax gain (loss) recognized in other comprehensive income	612	(360)	1,159	1,040
Tax (expense) benefit	(253)	143	(425)	(362)

Net-of-tax impact on comprehensive income	$359	$(217)	$734	$678

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Florida Transactions

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

Under the terms of the first agreement, NBSWF is to assume approximately $184.1 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $70.6 million of loans as well as other assets, including premises and equipment. The amount of loans to be purchased is subject to decrease by the amount of any such loans that become adversely classified or downgraded to substandard or below. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings, customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The second agreement was with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Pursuant to this agreement, in May 2010, HomeBanc assumed approximately $50.5 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. We recorded a gain on sale of branches of $1.1 million.

The deposits and loans expected to be acquired by NBSWF represent approximately 15.3% and 6.7% of our total deposits and loans at June 30, 2010, and are reflected on our consolidated balance sheet as assets and liabilities held-for-sale as of June 30, 2010. The combined transactions are expected to result in an after-tax loss of approximately $1.0 million. We recorded a write down of $4.3 million ($1.8 million charge to the allowance for loan losses and $2.5 million write down of assets held-for-sale) in the first quarter of 2010 to adjust the assets held-for-sale to their agreed purchase price. The gain on the sale of the deposits with respect to NBSWF will be recognized when the transaction is completed.

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Available-for-sale:
U.S. Government securities	$20,704	$124	$—	$20,828
Securities of U.S. states and political subdivisions	646	4	—	650
Mortgage-backed securities	46,153	1,255	(7)	47,401
Other securities	563	16	—	579

Total	68,066	1,399	(7)	69,458
Marketable equity securities	2,528	167	—	2,695

Total available-for-sale securities	$70,594	$1,566	$(7)	$72,153

Held-to-maturity:
U.S. Government securities	$9,952	$27	$(21)	$9,958
Securities of U.S. states and political subdivisions	11,433	339	(18)	11,754
Mortgage-backed securities	30,139	840	(11)	30,968
Corporate securities	17,104	1,823	—	18,927

Total held-to-maturity securities	$68,628	$3,029	$(50)	$71,607

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Available-for-sale:
U.S. Government securities	$87,258	$117	$(554)	$86,821
Securities of U.S. states and political subdivisions	646	—	(31)	615
Mortgage-backed securities	45,275	926	(64)	46,137
Other securities	4,410	12	(36)	4,386

Total	137,589	1,055	(685)	137,959
Marketable equity securities	2,523	169	—	2,692

Total available-for-sale securities	$140,112	$1,224	$(685)	$140,651

Held-to-maturity:
U.S. Government securities	$29,918	$57	$(16)	$29,959
Securities of U.S. states and political subdivisions	11,436	289	(82)	11,643
Mortgage-backed securities	57,868	759	(13)	58,614
Corporate securities	17,949	1,725	—	19,674

Total held-to-maturity securities	$117,171	$2,830	$(111)	$119,890

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of June 30, 2010 and December 31, 2009. These securities, with unrealized losses segregated by length of impairment at year end, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses

June 30, 2010
Less than 12 months
Available-for-sale:
Mortgage-backed securities	2	$411	$(7)

Held-to-maturity:
U.S. Government securities	1	$4,979	$(21)
Securities of U.S. states and political subdivisions	1	350	(3)
Mortgage-backed securities	2	1,246	(4)

Total held-to-maturity securities	4	$6,575	$(28)

More than 12 months
Held-to-maturity:
Securities of U.S. states and political subdivisions	1	$484	$(15)
Mortgage-backed securities	6	1,077	(7)

Total held-to-maturity securities	7	$1,561	$(22)

December 31, 2009
Less than 12 months
Available-for-sale:
U.S. Government securities	6	$29,054	$(554)
Securities of U.S. states and political subdivisions	1	615	(31)
Mortgage-backed securities	2	8,353	(64)

Total available-for-sale securities	9	$38,022	$(649)

Held-to-maturity:
U.S. Government securities	1	$4,966	$(16)
Securities of U.S. states and political subdivisions	5	1,910	(82)

Total held-to-maturity securities	6	$6,876	$(98)

More than 12 months
Available-for-sale:
Other securities	2	$498	$(36)

Held-to-maturity:
Mortgage-backed securities	5	$789	$(13)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell the securities. Additionally, it is not more likely than not that we will be required to sell these securities before recovery of our cost basis. Accordingly, as of June 30, 2010 and December 31, 2009, we believe the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying consolidated statements of operations.

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at June 30, 2010. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$3,002	$3,013	$4,918	$5,092
Over one year through five years	15,000	15,051	12,556	13,701
After five years through ten years	—	—	4,630	5,113
Over ten years	3,695	3,764	16,385	16,733

Total	21,697	21,828	38,489	40,639
Mortgage-backed and equity securities	48,897	50,325	30,139	30,968

Total securities	$70,594	$72,153	$68,628	$71,607

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 3.00% and 3.31% at June 30, 2010 and December 31, 2009. As of June 30 2010, the mortgage-backed securities have contractual maturities from less than a year to 2038. Accrued interest receivable on mortgage-backed securities was $229 and $350 at June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, securities with a carrying value of $71,839 and $47,954 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains were $283 and zero and gross realized losses were $64 and zero on sales of available-for-sale securities for the six months ended June 30, 2010 and 2009.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $138 and $188 for the six months ended June 30, 2010 and 2009.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	June 30, 2010	December 31, 2009
Commercial:
Commercial	$131,712	$115,431
Commercial real estate	189,471	259,480
Real estate construction	55,332	87,008

Total commercial	376,515	461,919

Consumer:
Residential real estate first lien	215,911	222,337
Residential real estate second lien	290,934	291,433
Home equity lines	66,311	74,356
Consumer installment - indirect	6,311	8,372
Consumer other	16,783	19,788

Total consumer	596,250	616,286

Loans receivable	972,765	1,078,205
Loans held-for-sale	77,914	1,058

Total loans	$1,050,679	$1,079,263

Included in total loans is $2,824 and $3,123 of net deferred loan origination costs and unamortized premium and discount at June 30, 2010 and December 31, 2009.

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$25,132	$26,664	$26,501	$25,105
Provision for loan losses	18,013	2,927	22,973	5,966
Loans charged-off	(17,114)	(4,583)	(23,999)	(6,236)
Recoveries of loans previously charged-off	644	206	1,200	379

Balance at end of period	$26,675	$25,214	$26,675	$25,214

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans:

	June 30, 2010	December 31, 2009
Impaired loans on nonaccrual without a valuation allowance	$42,718	$20,032
Impaired loans on nonaccrual with a valuation allowance	12,766	14,591
Impaired loans still accruing with a valuation allowance	511	530

Total impaired loans (1)	$55,995	$35,153

Valuation allowance related to impaired loans	$3,348	$6,264

Total nonaccrual loans	$64,214	$35,988

Total accruing loans past due 90 days or more	$—	$1,489

Restructured loans still accruing	$1,072	$530

(1)	Does not include loans in the total of nonaccrued loans which are not evaluated separately for impairment.

We consider a loan to be impaired under the accounting guidance for loan impairment provisions when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. We individually assess and evaluate for impairment certain nonaccrual commercial loans over $100 and commercial loans collateralized by real estate over $250 as well as certain consumer loans collateralized by real estate. The impairment measurement is based primarily on the collateral value method.

NOTE D – BORROWINGS

Subject to certain limitations, we may borrow funds from the FHLB in the form of advances. During the six months ended June 30, 2010, we refinanced approximately $52,500 of FHLB advances which were treated as exchanges of debt. As part of those transactions, we incurred prepayment penalties of $2,594, which were capitalized as part of the new advances and are being amortized over the life of the new advances.

Our credit availability from the FHLB is based on our financial and operating condition and the amount of collateral available to the FHLB. These borrowings were collateralized by a blanket lien on our mortgage-related assets. Following is a summary of outstanding borrowings from the FHLB at June 30, 2010:

Amount	Interest Rate Range	Maturity Date Range	Call Date
$59,500	3.54 – 4.37%	01/11/13 – 11/26/13	None
28,578	2.43 – 2.75	01/08/14 – 05/19/14	None
19,547	2.84 – 3.18	01/08/15 – 05/18/15	None
2,914	4.79	08/03/15	None
1,911	3.54	01/08/16	None
10,000	4.14	12/07/16	09/07/10
10,000	4.23	04/05/17	10/05/10
15,000	4.17	04/05/17	10/05/10
10,000	4.52	05/09/17	08/09/10
50,000	4.15	08/01/17	11/01/10

$207,450

Each advance is payable per terms of the agreement. We are eligible to borrow up to an additional $74,630 at June 30, 2010.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE E – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the OCC. Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of June 30, 2010 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$157,068	9.93%	$63,289	4.00%	N/A	N/A
Encore Bank, N.A.	139,404	8.81	63,278	4.00	$79,098	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$157,068	14.59%	$43,062	4.00%	N/A	N/A
Encore Bank, N.A.	139,404	12.98	42,967	4.00	$64,450	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$170,700	15.86%	$86,124	8.00%	N/A	N/A
Encore Bank, N.A.	153,016	14.25	85,934	8.00	$107,417	10.00%

NOTE F – COMMON STOCK

In the first quarter of 2010, $2,095 in cash was paid and 696 shares of common stock were issued to settle contingent consideration for the Linscomb & Williams acquisition.

NOTE G – COMMITMENTS AND CONTINGENCIES

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

NOTE H – EARNINGS (LOSS) PER COMMON SHARE

The factors used in the earnings (loss) per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Earnings (loss) available to common shareholders	$(13,209)	$267	$(16,016)	$849
Average common shares outstanding, including nonvested restricted stock	11,375	10,334	10,969	10,284
Per Share	$(1.16)	$0.03	$(1.46)	$0.08
Diluted:
Average common shares outstanding	11,375	10,334	10,969	10,284
Add: Net effect of the assumed exercise of stock options	—	36	—	18
Contingent share-based consideration	—	775	—	711

Diluted average common shares outstanding	11,375	11,145	10,969	11,013
Per Share	$(1.16)	$0.02	$(1.46)	$0.08
Anti-dilutive stock options and warrants not included in treasury stock method computation	1,335	938	1,339	1,147
Preferred dividends deducted from net earnings (loss)	556	554	1,112	1,107

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

No dividends have been declared on our common stock.

NOTE I – FAIR VALUE OF ASSETS AND LIABILITIES

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

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	June 30, 2010
Description	Total	Level 1	Level 2
U.S. Government securities	$20,828	$13,059	$7,769
Securities of U.S. states and political subdivisions	650	—	650
Mortgage-backed securities	47,401	—	47,401
Other securities	3,274	2,924	350

Total available-for-sale securities	$72,153	$15,983	$56,170

	December 31, 2009
Description	Total	Level 1	Level 2
U.S. Government securities (1)	$86,821	$86,821	$—
Securities of U.S. states and political subdivisions	615	—	615
Mortgage-backed securities	46,137	—	46,137
Other securities (2)	3,395	3,395	—

Total available-for-sale securities	$136,968	$90,216	$46,752

(1)	In the first quarter of 2010, we determined that $52,930 of U.S. Government securities had been misclassified as Level 1 as of December 31, 2009 and should have been reported as Level 2 since these securities were priced based on similar securities in an inactive market. We had originally reported these securities in Level 1 with Treasury securities which trade in more active markets. Therefore, we have corrected the classifications as of June 30, 2010.
(2)	Excludes cost-basis equity securities of $3,683.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

At June 30, 2010, the fair value of our investment in available-for-sale Level 2 U.S. Government securities was $7,769. The investments were comprised of $5,006 fixed-rate U.S. agency securities with a weighted average coupon rate of 2.1% and a weighted average life of 0.2 years and $2,763 variable-rate U.S. agency securities with a weighted average coupon rate of 3.3% and a weighted average life of 5.1 years. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

At June 30, 2010, the fair value of our investment in available-for-sale Level 2 securities of U.S. states and political subdivisions was $650. The investment was comprised of one security issued by a county in Texas, with a coupon rate of 4.5% and a maturity of 18.2 years. To estimate its value, we used a third party broker to value the security using standard market matrix pricing for similar securities.

At June 30, 2010, the fair value of our investment in available-for-sale Level 2 mortgage-backed securities was $47,401. These investments were comprised of $21,526 fixed-rate GNMA and FNMA backed securities with a weighted average coupon rate of 4.3% and a weighted average life of 3.2 years and $25,875 variable-rate GNMA and FNMA backed securities with a weighted average coupon rate of 2.5% and a weighted average life of 3.9 years. The underlying loans for these securities are residential mortgages located in various states across the country, with no significant concentration in any particular state. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

For assets measured at fair value on a nonrecurring basis during 2010 that were still held on the balance sheet at June 30, 2010, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Level 3	Losses for the Six Months Ended June 30, 2010
Loans held-for-sale	$77,203	$71,847	$5,356	$4,585
Loans	43,196	—	43,196	17,722
Investment in real estate	13,602	—	13,602	1,630
Long-lived assets held-for-sale	3,010	—	3,010	2,535

Total	$137,011	$71,847	$65,164	$26,472

During the six months ended June 30, 2010, we reclassified certain loans as held-for-sale in connection with the anticipated sale of our banking operations in Florida. The loans were written down to their purchase price of $71,847, resulting in an impairment charge of $1,792 against the allowance for loan losses. Loans held-for-sale were written down an additional $2,793 subsequent to the transfer based on a third party valuation. Also in connection with the anticipated Florida transactions, we wrote down certain branch facilities to their purchase price, resulting in an impairment charge of $2,535, which was included in earnings for the period.

We also wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $17,722 against the allowance for loan losses. Additionally, we wrote down certain foreclosed real estate properties to their appraised value less estimated costs to sell resulting in an impairment charge of $1,630, which was included in earnings for the period.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

For assets measured at fair value on a nonrecurring basis during 2009 that were still held on the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Losses for the Year Ended December 31, 2009
Loans (1)(2)	$33,362	$33,362	$3,572
Investment in real estate (1)(3)	14,639	14,639	271

Total	$48,001	$48,001	$3,843

(1)	In the first quarter of 2010, we determined that as of December 31, 2009, certain loans totaling $10,128 whose collateral values exceeded the carrying value of the loan, although evaluated for impairment, should not have been included in loans carried at fair value. The remaining $23,234 loans should have been reported in Level 3 instead of Level 2. In addition, as of December 31, 2009, investment in real estate totaling $14,639 should have been reported in Level 3 instead of Level 2. These loans and investment in real estate were appraised with methods other than the market sales approach (i.e. the income or cost approach which may use significant unobservable inputs), the appraiser made significant adjustments to comparable sales, or management may have applied a significant adjustment to the value. Therefore, we have corrected the classifications as of June 30, 2010.
(2)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.
(3)	Represents carrying value of foreclosed assets measured at fair value upon initial recognition or subsequent impairment.

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

The following table summarizes the carrying values and estimated fair values of financial instruments:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$330,244	$330,244	$197,176	$197,176
Securities available-for-sale	72,153	72,153	140,651	140,651
Securities held-to-maturity	68,628	71,607	117,171	119,890
Loans held-for-sale	77,914	77,914	1,058	1,058
Loans receivable, net	946,090	971,931	1,051,704	1,073,467
Federal Home Loan Bank of Dallas stock	9,593	9,593	9,569	9,569
Accrued interest receivable	4,961	4,961	5,490	5,490

Financial liabilities:
Deposits	$1,015,605	$1,016,609	$1,191,836	$1,192,584
Deposits held-for-sale	184,106	184,288	—	—
Borrowings and repurchase agreements	219,602	226,273	220,612	226,775

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Accrued interest payable	1,188	1,188	1,227	1,227
Junior subordinated debentures	20,619	21,610	20,619	21,400
Accrued contingent consideration	—	—	7,926	7,926

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

For real estate 1-4 family first and second lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on current industry pricing or our own estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, credit quality, remaining maturity and repricing characteristics.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices. As such, we classify loans subject to nonrecurring fair value adjustments as Level 2 or Level 3.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Federal Home Loan Bank of Dallas Stock

The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying balance sheet, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

Investment in Real Estate

Investment in real estate is primarily foreclosed properties securing residential loans and commercial real estate. Foreclosed assets are adjusted to fair value less estimated costs to sell upon transfer of the loans to investment in real estate. Subsequently, these assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is generally based upon independent market prices or appraised values of the property and, accordingly, we classify foreclosed assets as Level 3.

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

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand as of June 30, 2010 and December 31, 2009. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

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

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

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

NOTE J – SEGMENT INFORMATION

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
For the three months ended June 30, 2010
Net interest income (expense)	$11,191	$41	$5	$(298)	$10,939
Provision for loan losses	18,013	—	—	—	18,013
Noninterest income	1,800	4,593	1,554	—	7,947
Noninterest expense	14,747	3,547	1,101	—	19,395

Earnings (loss) before income taxes	(19,769)	1,087	458	(298)	(18,522)
Income tax expense (benefit)	(6,311)	385	161	(104)	(5,869)

Net earnings (loss)	$(13,458)	$702	$297	$(194)	$(12,653)

Total assets at June 30, 2010	$1,628,706	$62,518	$8,714	$(74,323)	$1,625,615
For the three months ended June 30, 2009
Net interest income (expense)	$11,726	$38	$3	$(309)	$11,458
Provision for loan losses	2,927	—	—	—	2,927
Noninterest income	760	4,087	1,480	—	6,327
Noninterest expense	9,614	3,040	1,057	—	13,711

Earnings (loss) before income taxes	(55)	1,085	426	(309)	1,147
Income tax expense (benefit)	(102)	384	150	(106)	326

Net earnings (loss)	$47	$701	$276	$(203)	$821

Total assets at June 30, 2009	$1,623,467	$49,563	$7,625	$(63,937)	$1,616,718
For the six months ended June 30, 2010
Net interest income (expense)	$22,933	$81	$10	$(595)	$22,429
Provision for loan losses	22,973	—	—	—	22,973
Noninterest income	2,447	9,211	3,198	—	14,856
Noninterest expense	28,422	7,109	2,128	—	37,659

Earnings (loss) before income taxes	(26,015)	2,183	1,080	(595)	(23,347)
Income tax expense (benefit)	(9,387)	773	379	(208)	(8,443)

Net earnings (loss)	$(16,628)	$1,410	$701	$(387)	$(14,904)

Total assets at June 30, 2010	$1,628,706	$62,518	$8,714	$(74,323)	$1,625,615
For the six months ended June 30, 2009
Net interest income (expense)	$23,462	$76	$6	$(625)	$22,919
Provision for loan losses	5,966	—	—	—	5,966
Noninterest income	1,421	7,836	3,174	—	12,431
Noninterest expense	18,220	6,138	2,090	—	26,448

Earnings (loss) before income taxes	697	1,774	1,090	(625)	2,936
Income tax expense (benefit)	189	627	383	(219)	980

Net earnings (loss)	$508	$1,147	$707	$(406)	$1,956

Total assets at June 30, 2009	$1,623,467	$49,563	$7,625	$(63,937)	$1,616,718

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	our ability to raise capital when needed or on terms favorable to us;

•	the failure to complete the pending transaction for the sale of our Florida operations;

•	the concentration of our loan portfolio in loans collateralized by real estate;

•	our level of commercial real estate and commercial loans;

•	incorrect assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	our ability to continue to originate loans and grow core deposits;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, investment advisory, trust, insurance and other aspects of the financial services industry;

•	increased FDIC assessments or the imposition of special assessments;

•	government intervention in the U.S. financial system;

•	the continued service of key management personnel;

•	our ability to attract, motivate and retain key employees;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	factors that increase competitive pressure among financial services organizations, including product and pricing pressures;

•	risks associated with our investment in Linscomb & Williams;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•	regulatory restrictions on Encore Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

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

Overview

Encore Bancshares, Inc. is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and four private client offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of June 30, 2010, we reported, on a consolidated basis, total assets of $1.6 billion, total loans of $1.1 billion, total deposits of $1.2 billion, shareholders’ equity of $177.9 million and $2.6 billion in assets under management.

Florida Transactions

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

Under the terms of the first agreement, NBSWF is to assume approximately $184.1 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $70.6 million of loans as well as other assets, including premises and equipment. The amount of loans to be purchased is subject to decrease by the amount of any such loans that become adversely classified or downgraded to substandard or below. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings, customary closing conditions and is expected to close before the end of the third quarter 2010, although delays may occur.

The second agreement was with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Pursuant to this agreement, in May 2010, HomeBanc assumed approximately $50.5 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. We recorded a gain on sale of branches of $1.1 million.

The deposits and loans expected to be acquired by NBSWF represent approximately 15.3% and 6.7% of our total deposits and loans at June 30, 2010, and are reflected on our consolidated balance sheet as assets and liabilities held-for-sale as of June 30, 2010. The combined transactions are expected to result in an after-tax loss of approximately $1.0 million. We recorded a write down of $4.3 million ($1.8 million charge to the allowance for loan losses and $2.5 million write down of assets held-for-sale) in the first quarter of 2010 to adjust the assets held-for-sale to their agreed purchase price. The gain on the sale of the deposits with respect to NBSWF will be recognized when the transaction is completed.

Dodd-Frank Act

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which the President signed into law on July 21, 2010. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for us to anticipate the overall financial impact to us, Encore Bank or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

•	Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•

Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require us to deduct all trust preferred securities issued on or after May 19, 2010 from our Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

•	Require us to be well-capitalized and well-managed in order to acquire banks located outside our home state;

•

Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, which generally is expected to result in an increase in the level of assessments;

•

Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

•

Permit Encore Bank to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if Encore Bank were chartered by such state;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require us to seek other sources of capital in the future.

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

Pending Accounting Pronouncements

FASB ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements other than the new disclosures required by the ASU.

Results of Operations

Net loss for the quarter ended June 30, 2010 was $12.7 million, compared with net earnings of $821,000 for the quarter ended June 30, 2009. Loss per diluted common share for the second quarter of 2010 was $1.16, compared with earnings of $0.02 for the comparable period of 2009. The loss for the quarter was due primarily to credit costs related to the Florida market.

We posted a return on average common equity of (32.89)% and 0.67%, a return on average assets of (3.13)% and 0.21%, and an efficiency ratio of 93.16% and 76.14% for the quarters ended June 30, 2010 and 2009. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles and write down of assets held-for-sale) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities and gain on sale of branches).

Net loss for the six months ended June 30, 2010 was $14.9 million, compared with net earnings of $2.0 million, for the same period of 2009. Loss per diluted common share for the six months ended June 30, 2010 was $1.46 compared with earnings of $0.08 for the same period of 2009. The loss was due primarily to credit costs and write downs of assets held-for-sale in Florida. We posted a return on average common equity of (20.24)% and 1.08%, a return on average assets of (1.85)% and 0.25%, and an efficiency ratio of 89.05% and 73.86% for the six months ended June 30, 2010 and 2009.

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

Net interest income on a taxable-equivalent basis (TE) was $11.1 million for the three months ended June 30, 2010, a decrease of $518,000, or 4.5%, compared with the second quarter of 2009. The net interest margin (TE) decreased 17 basis points to 2.92% for the same comparison period. The decrease in margin was due primarily to the decrease in loans and an offsetting increase in short term lower yielding investments. In addition, average noninterest-bearing deposits were $185.9 million for the second quarter of 2010, a $26.6 million, or 16.7%, increase compared with the same period of 2009.

Net interest income (TE) was $22.7 million for the six months ended June 30, 2010, a decrease of $439,000, or 1.9%, compared with the same period of 2009. For the six months ended June 30, 2010, the net interest margin (TE) was 3.01%, a decrease of 10 basis points, compared with the same period of 2009. The decrease in margin was due primarily to the decrease in loans and an offsetting increase in short term lower yielding investments. Average noninterest-bearing deposits were $175.0 million for the six months ended June 30, 2010, a $24.9 million, or 16.6%, increase compared with the same period of 2009.

The following tables set forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts and the average rate earned or paid. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin for the same periods. All balances are daily average balances and nonaccrual loans were included in the average loans with a zero yield for the purpose of calculating the rate earned on total loans. To give effect to our tax-exempt securities and loans, taxable-equivalent adjustments have been made with respect to these assets and their yields are presented on a non-GAAP TE basis.

Taxable-Equivalent Yield Analysis

	Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$978,547	$14,175	5.81%	$1,166,448	$17,291	5.95%
Loans held-for-sale	81,148	1,330	6.57	1,612	32	7.96

Total loans - TE yield (1)	1,059,695	15,505	5.87	1,168,060	17,323	5.95
Securities - TE yield (1)	186,777	1,586	3.41	215,473	2,173	4.04
Federal funds sold and other	275,148	234	0.34	121,328	156	0.52

Total interest-earning assets - TE yield (1)	1,521,620	17,325	4.57	1,504,861	19,652	5.24
Less: Allowance for loan losses	(24,796)			(25,656)
Noninterest-earning assets	122,236			111,519
Noninterest-earning assets held-for-sale	4,481			—

Total assets	$1,623,541			$1,590,724

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$145,856	$113	0.31%	$177,393	$212	0.48%
Money market and savings	238,000	447	0.75	243,276	685	1.13
Time deposits	415,615	2,402	2.32	564,583	4,746	3.37
Interest-bearing deposits held-for-sale	201,919	863	1.71	—	—

Total interest-bearing deposits	1,001,390	3,825	1.53	985,252	5,643	2.30
Borrowings and repurchase agreements	218,794	2,139	3.92	226,118	2,119	3.76
Junior subordinated debentures	20,619	298	5.80	20,619	309	6.01

Total interest-bearing liabilities	1,240,803	6,262	2.02	1,231,989	8,071	2.63

Noninterest-bearing liabilities:
Noninterest-bearing deposits	168,021			159,257
Noninterest-bearing deposits held-for-sale	17,830			—
Other liabilities	6,384			11,366
Other liabilities held-for-sale	253			—

Total liabilities	1,433,291			1,402,612
Shareholders’ equity	190,250			188,112

Total liabilities and shareholders’ equity	$1,623,541			$1,590,724

Net interest income TE (1)		$11,063			$11,581

Net interest spread TE (1)			2.55%			2.61%
Net interest margin TE (1)			2.92%			3.09%

Net interest income		$10,939			$11,458
Taxable-equivalent adjustment		124			123

Net interest income on taxable-equivalent basis		$11,063			$11,581

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.

Taxable-Equivalent Yield Analysis

	Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$978,857	$28,557	5.88%	$1,187,456	$34,835	5.92%
Loans held-for-sale (2)	83,165	2,708	6.57	1,502	60	8.06

Total loans - TE yield (1)	1,062,022	31,265	5.94	1,188,958	34,895	5.92
Securities - TE yield (1)	208,463	3,692	3.57	201,789	4,146	4.14
Federal funds sold and other	247,736	449	0.37	108,393	312	0.58

Total interest-earning assets - TE yield (1)	1,518,221	35,406	4.70	1,499,140	39,353	5.29
Less: Allowance for loan losses	(25,729)			(25,420)
Noninterest-earning assets	124,249			111,270
Noninterest-earning assets held-for-sale (2)	5,921			—

Total assets	$1,622,662			$1,584,990

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$149,420	$235	0.32%	$179,672	$425	0.48%
Money market and savings	239,140	953	0.80	235,880	1,363	1.17
Time deposits	408,075	4,816	2.38	559,821	9,587	3.45
Interest-bearing deposits held-for-sale (2)	210,814	1,873	1.79	—	—

Total interest-bearing deposits	1,007,449	7,877	1.58	975,373	11,375	2.35
Borrowings and repurchase agreements	219,771	4,255	3.90	240,741	4,235	3.55
Junior subordinated debentures	20,619	595	5.82	20,619	625	6.11

Total interest-bearing liabilities	1,247,839	12,727	2.06	1,236,733	16,235	2.65

Noninterest-bearing liabilities:
Noninterest-bearing deposits	157,459			150,090
Noninterest-bearing deposits held-for-sale (2)	17,523			—
Other liabilities	10,873			10,820
Other liabilities held-for-sale (2)	278			—

Total liabilities	1,433,972			1,397,643
Shareholders’ equity	188,690			187,347

Total liabilities and shareholders’ equity	$1,622,662			$1,584,990

Net interest income TE (1)		$22,679			$23,118

Net interest spread TE (1)			2.64%			2.64%
Net interest margin TE (1)			3.01%			3.11%

Net interest income		$22,429			$22,919
Taxable-equivalent adjustment		250			199

Net interest income on taxable-equivalent basis		$22,679			$23,118

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.
(2)	In the first quarter of 2010, assets and liabilities held-for-sale are assumed to be outstanding for the entire quarter.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $18.0 million and $23.0 million for the three months and six months ended June 30, 2010, compared with $2.9 million and $6.0 million for the same periods of 2009. The changes in the provision in both periods compared with the same periods of 2009 reflect the amount we considered necessary to fund estimated losses inherent in the loan portfolio primarily as a result of the recessionary economic environment, declining collateral values in Florida, higher net charge-offs in 2010 and other qualitative factors, including our historical loan loss experience, the experience, ability and effectiveness of our lending management and staff, the effectiveness of our loan policies, procedures and internal controls, strategic initiatives, the composition and concentrations of credit, changes in underlying collateral values, nonperforming and loan classification trends, the effectiveness of the internal loan review function and general economic conditions.

Noninterest Income

Noninterest income represented 42.08% and 35.57% of total revenue for the three months ended June 30, 2010 and 2009.

Noninterest income increased $1.6 million, or 25.6%, to $7.9 million for the three months ended June 30, 2010, compared with the same period in 2009. The increase was due primarily to a $1.1 million gain on sale of two branches in Florida and a $504,000, or 12.3%, increase in trust and investment management fees. The rise in trust and investment management fees was due to a 12.7% increase in assets under management.

Noninterest income increased $2.4 million, or 19.5%, to $14.9 million for the six months ended June 30, 2010, compared with the same period in 2009. The increase was due primarily to the aforementioned gain on sale of two Florida branches and a $1.4 million, or 17.5%, increase in trust and investment management fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Trust and investment management fees	$4,591	$4,087	$9,209	$7,836
Mortgage banking	78	351	114	502
Insurance commissions and fees	1,488	1,404	3,127	3,014
Net gain on sale of available-for-sale securities	120	—	219	—
Gain on sale of branches	1,115	—	1,115	—
Other	555	485	1,072	1,079

Total noninterest income	$7,947	$6,327	$14,856	$12,431

Noninterest Expense

Noninterest expense was $19.4 million for the second quarter of 2010, an increase of $5.7 million, compared with the same period of 2009. Excluding the $2.8 million write down of loans held-for-sale in connection with the Florida transactions, noninterest expense was $16.6 million, an increase of $2.9 million, or 21.1%, compared with the same period of 2009. The increase was due primarily to a combination of higher compensation expense, foreclosed real estate expense and professional fees. The increase in compensation was due in part to the addition of executive management, loan workout personnel and new lenders to grow the bank’s commercial lending platform in Houston. The increase in foreclosed real estate expense primarily reflected write downs or losses on the sale of properties, the largest of which was a $1.0 million write down of a lot in Florida. The increase in professional fees primarily reflects costs associated with loan collection and the recent filing of our shelf registration statement.

Noninterest expense was $37.7 million for the first six months of 2010, an increase of $11.2 million, compared with the same period of 2009. Excluding the write down of assets held-for-sale, noninterest expense was $32.3 million, an increase of $5.9 million, or 22.2%, compared with the same period of 2009. The increase was due primarily to the same factors discussed above, along with a higher FDIC assessment. The higher FDIC assessment expenses reflect higher assessment rates imposed by the FDIC, a growing deposit base, and the expiration of credits in previous quarters.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Compensation	$8,638	$7,231	$17,189	$14,745
Non-staff expenses:
Occupancy	1,454	1,554	2,932	3,008
Equipment	330	449	693	882
Advertising and promotion	153	200	334	416
Outside data processing	897	783	1,767	1,547
Professional fees	1,435	1,043	2,356	1,979
Intangible amortization	159	169	317	340
FDIC assessment	703	746	1,358	798
Foreclosed real estate expenses, net	1,402	378	2,526	645
Write down of assets held-for-sale	2,793	—	5,328	—
Other	1,431	1,158	2,859	2,088

Total noninterest expense	$19,395	$13,711	$37,659	$26,448

Income Tax Expense

The income tax benefit was $5.9 million for the three months ended June 30, 2010, compared with a provision of $326,000 for the same three months of 2009. The effective tax rate for the three months ended June 30, 2010 and 2009 was 31.7% and 28.4%. The income tax benefit was $8.4 million for the six months ended June 30, 2010, compared with a provision of $980,000 for the same period of 2009. The effective tax rate for the six months ended June 30, 2010 and 2009 was 36.2% and 33.4%.

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

The following table presents the net earnings (loss) and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended June 30, 2010
Net interest income (expense)	$11,191	$41	$5	$(298)	$10,939
Provision for loan losses	18,013	—	—	—	18,013
Noninterest income	1,800	4,593	1,554	—	7,947
Noninterest expense	14,747	3,547	1,101	—	19,395

Earnings (loss) before income taxes	(19,769)	1,087	458	(298)	(18,522)
Income tax expense (benefit)	(6,311)	385	161	(104)	(5,869)

Net earnings (loss)	$(13,458)	$702	$297	$(194)	$(12,653)

Total assets at June 30, 2010	$1,628,706	$62,518	$8,714	$(74,323)	$1,625,615

Three months ended June 30, 2009
Net interest income (expense)	$11,726	$38	$3	$(309)	$11,458
Provision for loan losses	2,927	—	—	—	2,927
Noninterest income	760	4,087	1,480	—	6,327
Noninterest expense	9,614	3,040	1,057	—	13,711

Earnings (loss) before income taxes	(55)	1,085	426	(309)	1,147
Income tax expense (benefit)	(102)	384	150	(106)	326

Net earnings (loss)	$47	$701	$276	$(203)	$821

Total assets at June 30, 2009	$1,623,467	$49,563	$7,625	$(63,937)	$1,616,718

Six months ended June 30, 2010
Net interest income (expense)	$22,933	$81	$10	$(595)	$22,429
Provision for loan losses	22,973	—	—	—	22,973
Noninterest income	2,447	9,211	3,198	—	14,856
Noninterest expense	28,422	7,109	2,128	—	37,659

Earnings (loss) before income taxes	(26,015)	2,183	1,080	(595)	(23,347)
Income tax expense (benefit)	(9,387)	773	379	(208)	(8,443)

Net earnings (loss)	$(16,628)	$1,410	$701	$(387)	$(14,904)

Total assets at June 30, 2010	$1,628,706	$62,518	$8,714	$(74,323)	$1,625,615

Six months ended June 30, 2009
Net interest income (expense)	$23,462	$76	$6	$(625)	$22,919
Provision for loan losses	5,966	—	—	—	5,966
Noninterest income	1,421	7,836	3,174	—	12,431
Noninterest expense	18,220	6,138	2,090	—	26,448

Earnings (loss) before income taxes	697	1,774	1,090	(625)	2,936
Income tax expense (benefit)	189	627	383	(219)	980

Net earnings (loss)	$508	$1,147	$707	$(406)	$1,956

Total assets at June 30, 2009	$1,623,467	$49,563	$7,625	$(63,937)	$1,616,718

Banking

Our banking segment had a net loss of $13.5 million for the three months ended June 30, 2010, compared with net earnings of $47,000 for the same period in 2009. Net loss for the six months ended June 30, 2010 was $16.6 million, compared with net earnings of $508,000 for the same period in 2009.

Net interest income for the three months ended June 30, 2010 decreased $535,000, or 4.6%, compared with the same period of 2009. Net interest income for the six months ended June 30, 2010 decreased $529,000, or 2.3%, compared with the same period of 2009. The decrease in both periods resulted primarily from a decrease in loans and an increase in short term lower yielding investments. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended June 30, 2010 totaled $18.0 million, compared with $2.9 million for the same period of 2009. The provision for loan losses for the six months ended June 30, 2010 totaled $23.0 million, compared with $6.0 million for the same period of 2009. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended June 30, 2010 increased $1.0 million compared with the same period in 2009. Noninterest income for the six months ended June 30, 2010 also increased $1.0 million compared with the same period of 2009. The increase in both periods was due primarily to the gain on sale of two Florida branches.

Noninterest expense for the three months ended June 30, 2010 increased $5.1 million primarily due to a write down on assets held-for-sale and higher compensation and foreclosed real estate expenses. Noninterest expense for the six months ended June 30, 2010 increased $10.2 million compared with the same period of 2009, due to the aforementioned factors and higher FDIC assessment.

Wealth Management

Net earnings for the three months ended June 30, 2010 were essentially flat compared with the same period in 2009. Net earnings for the six months ended June 30, 2010 increased $263,000, or 22.9%, compared with the same period in 2009. The increase in earnings in the year-to-date period was due primarily to an increase in assets under management, resulting in a rise in fees. Assets under management increased 12.7% from June 30, 2009 to $2.6 billion as of June 30, 2010.

Noninterest income for the three months ended June 30, 2010 increased $506,000, or 12.4%, compared with the same period in 2009, due primarily to the aforementioned increase in assets under management. Noninterest income for the six months ended June 30, 2010, increased $1.4 million, or 17.5%.

Noninterest expense for the three months ended June 30, 2010 increased $507,000, or 16.7%, compared with the same period in 2009. Noninterest expense for the six months ended June 30, 2010 increased $971,000, or 15.8%. The increase in both periods was primarily due to an increase in compensation expense.

Insurance

Net earnings, noninterest income and noninterest expense for the three months and six months ended June 30, 2010 were essentially flat compared with the same periods of 2009.

Other

“Other” consists of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased due to falling interest rates.

Financial Condition

Our total assets decreased $9.7 million, or 0.6%, to $1.6 billion as of June 30, 2010 compared with December 31, 2009. Our loan portfolio declined $28.6 million, or 2.6%, to $1.1 billion as of June 30, 2010. Our securities portfolio decreased $117.0 million, or 45.4%, to $140.8 million compared with $257.8 million as of December 31, 2009. Shareholders’ equity decreased $8.8 million, or 4.7%, to $177.9 million compared with $186.7 million as of December 31, 2009.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 35.8% of our portfolio as of June 30, 2010. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 56.8% of our loan portfolio as of June 30, 2010. Loans held-for-sale, including $77.2 million related to our Florida operations, composed 7.4% of our portfolio.

Total loans were $1.1 billion as of June 30, 2010, a decrease of $28.6 million, or 2.6%, compared with December 31, 2009. The reduction in the loan portfolio reflected the deleveraging of our clients. The largest reduction, other than reclassification to loans held-for-sale, was in construction loans resulting primarily from the weak residential and commercial real estate markets.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$131,712	12.5%	$115,431	10.7%
Commercial real estate	189,471	18.0	259,480	24.0
Real estate construction	55,332	5.3	87,008	8.1

Total commercial	376,515	35.8	461,919	42.8

Consumer:
Residential real estate first lien	215,911	20.6	222,337	20.6
Residential real estate second lien	290,934	27.7	291,433	27.0
Home equity lines	66,311	6.3	74,356	6.9
Consumer installment – indirect	6,311	0.6	8,372	0.8
Consumer other	16,783	1.6	19,788	1.8

Total consumer	596,250	56.8	616,286	57.1

Loans receivable	972,765	92.6	1,078,205	99.9
Loans held-for-sale	77,914	7.4	1,058	0.1

Total loans	$1,050,679	100.0%	$1,079,263	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets, accruing loans past due 90 days or more and restructured loans still accruing as of the dates indicated:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Nonaccrual loans – Texas (1)	$22,441	$9,908
Nonaccrual loans – Florida (1)	41,773	26,080

Total nonaccrual loans (1)	64,214	35,988
Investment in real estate – Texas	6,194	9,494
Investment in real estate – Florida	7,408	5,145

Total investment in real estate	13,602	14,639

Total nonperforming assets	$77,816	$50,627

Accruing loans past due 90 days or more	$—	$1,489

Restructured loans still accruing	$1,072	$530

Nonperforming assets to total loans and investment in real estate	7.31%	4.63%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $77.8 million and $50.6 million as of June 30, 2010 and December 31, 2009. Our ratio of nonperforming assets to total loans and investment in real estate was 7.31% and 4.63% as of June 30, 2010 and December 31, 2009. At June 30, 2010, nonaccrual loans were $64.2 million, compared with $36.0 million at December 31, 2009, an increase of $28.2 million. Nonaccrual commercial loans consisted of 6 loans, primarily in Houston, that were each less than $500,000. Commercial real estate nonaccrual loans consisted of 25 relationships that are primarily in Florida. Construction and land nonaccrual loans consisted of 13 land loans, primarily in Florida. Investment in real estate was $13.6 million at June 30, 2010 compared with $14.6 million at December 31, 2009, a decrease of $1.0 million, or 7.1%. The decrease was due primarily to the sale of several residential properties in Houston. Loans 90 days or more past due and still accruing, which are not included as nonperforming loans or assets, were reduced to zero at June 30, 2010 from $1.5 million at December 31, 2009. This category consisted of one commercial real estate loan in Florida, which is now classified as nonaccrual. Restructured loans still accruing were $1.1 million as of June 30, 2010, compared with $530,000 as of December 31, 2009. Restructured loans still accruing consisted primarily of a land loan in Florida and three residential loans in Houston.

The following table presents information regarding nonperforming loans and the associated specific reserves within the allowance for loan losses for each loan category:

	June 30, 2010		December 31, 2009
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
		(dollars in thousands)
Commercial:
Commercial	$1,246	$—	$1,829	$1,147
Commercial real estate	30,391	743	13,129	4,694
Real estate construction	15,241	2,600	12,773	142

Total commercial	46,878	3,343	27,731	5,983
Consumer:
Residential real estate first lien (1)	16,506	5	7,466	281
Residential real estate second lien and home equity lines	830	—	791	—
Consumer	—	—	—	—

Total consumer	17,336	5	8,257	281

Total nonperforming loans	$64,214	$3,348	$35,988	$6,264

(1)	Written down to fair value of collateral after becoming 180 days past due.

The increase in nonaccrual commercial real estate loans resulted from 19 lending relationships totaling $23.5 million, $20.8 million of which was in Florida. Nonaccrual construction and land loans were approximately flat, as a land loan in Houston for $4.9 million was added to nonaccrual, but was offset by several residential construction loans that were restructured and reclassified as first mortgage loans. Residential nonaccrual loans increased due to a combination of the aforementioned reclassification of construction loans and the addition of a $4.1 million mortgage loan in Texas.

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

Net charge-offs for the first six months of 2010 were $22.8 million, or 4.33% of average total loans on an annualized basis, compared with $5.9 million, or 0.99% of average total loans on an annualized basis for the first six months of 2009.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Six Months Ended June 30, 2010	As of and for the Year Ended December 31, 2009
	(dollars in thousands)
Average loans outstanding	$1,062,022	$1,146,839

Total loans outstanding at end of period	$1,050,679	$1,079,263

Allowance for loan losses at beginning of period	$26,501	$25,105
Charge-offs:
Commercial:
Commercial	(784)	(2,833)
Commercial real estate	(14,464)	(1,175)
Real estate construction	(3,423)	(6,780)

Total commercial	(18,671)	(10,788)

Consumer:
Residential real estate first lien	(2,325)	(2,767)
Residential real estate second lien	(1,735)	(2,543)
Home equity lines	(936)	(1,820)
Consumer installment - indirect	(145)	(656)
Consumer other	(187)	(78)

Total consumer	(5,328)	(7,864)

Total charge-offs	(23,999)	(18,652)

Recoveries:
Commercial:
Commercial	674	2,917
Commercial real estate	17	—
Real estate construction	49	6

Total commercial	740	2,923

Consumer:
Residential real estate first lien	143	110
Residential real estate second lien	159	70
Home equity lines	89	131
Consumer installment - indirect	67	152
Consumer other	2	2

Total consumer	460	465

Total recoveries	1,200	3,388

Net charge-offs	(22,799)	(15,264)

Provision for loan losses	22,973	16,660

	As of and for the Six Months Ended June 30, 2010	As of and for the Year Ended December 31, 2009
	(dollars in thousands)
Allowance for loan losses at end of period	$26,675	$26,501

Ratio of net charge-offs to average loans	4.33%	1.33%
Ratio of allowance for loan losses to period end loans (excluding loans held-for-sale)	2.74	2.46
Ratio of allowance for loan losses to nonperforming loans	41.54	73.64

Securities

Total securities were $140.8 million as of June 30, 2010, a decrease of $117.0 million, or 45.4%, compared with $257.8 million as of December 31, 2009. The decrease was due to a combination of calls or pay downs in the securities portfolio.

Deposits

Our deposits averaged $1.2 billion for the six months ended June 30, 2010, an increase of $32.0 million, or 2.8%, over average deposits for the year ended December 31, 2009. As of June 30, 2010, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $726.5 million, or 60.6%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 24.1% of total deposits and deposits held-for-sale comprised 15.3%. As of June 30, 2010, total deposits increased $7.9 million, after the sale of $50.5 million of deposits in the second quarter of 2010, or 0.7%, to $1.2 billion compared with total deposits as of December 31, 2009. The increase was due primarily to an increase in noninterest-bearing demand deposits.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30, 2010		Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$157,459	—%	$152,873	—%
Interest checking	149,420	0.32	186,440	0.48
Money market and savings	239,140	0.80	273,188	1.09
Time deposits less than $100,000	130,222	2.52	200,493	3.33

Core deposits	676,241	0.84	812,994	1.30

Time deposits $100,000 and greater	252,869	2.28	308,546	3.14
Brokered deposits	24,984	2.66	28,924	2.69
Noninterest-bearing deposits held-for-sale	17,523	—	—	—
Interest-bearing deposits held-for-sale	210,814	1.79	—	—

Total deposits	$1,182,431	1.34%	$1,150,464	1.83%

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We utilize borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically advances from the Federal Home Loan Bank of Dallas (FHLB), which have terms ranging from overnight to several years. All borrowings from the FHLB are collateralized by a blanket lien on Encore Bank’s mortgage-related assets. During the second quarter of 2010, our available borrowing capacity with the FHLB was reduced to $74.6 million due to a reclassification by the FHLB as a result of our asset size. Under this change in classification, certain loans are no longer permitted as collateral, but others are now allowed. Our available credit is expected to increase as soon as we have an audit, which is scheduled for the third quarter, to review this new available collateral. Additionally, we borrow from customers using investment securities as collateral and have issued junior subordinated debentures to subsidiary trusts.

Our borrowings and repurchase agreements were $219.6 million as of June 30, 2010. The outstanding balance as of June 30, 2010 includes $207.4 million in long term advances and $12.2 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

We decreased our borrowings and repurchase agreements $1.0 million, or 0.5%, to $219.6 million as of June 30, 2010 from $220.6 million as of December 31, 2009. During the six months ended June 30, 2010, we refinanced approximately $52.5 million of FHLB advances which were treated as exchanges of debt. As part of those transactions, we incurred prepayment penalties of $2.6 million, which were capitalized as part of the new advances and are being amortized over the life of the new advances.

The following table summarizes our two issues of junior subordinated debentures outstanding as of June 30, 2010:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of June 30, 2010	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.49%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the six months ended June 30, 2010, our year-to-date average deposits were $1.2 billion, or 72.9% of average total assets.

Shareholders’ Equity

Shareholders’ equity decreased $8.8 million, or 4.7%, to $177.9 million as of June 30, 2010 compared with $186.7 million as of December 31, 2009, primarily due to our net loss.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. From time to time, we have issued trust preferred securities through a subsidiary trust either to fund organic growth or to support an acquisition. Trust preferred securities issued prior to May 19, 2010 can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of core capital elements. Any amount above this limit or issued on or after May 19, 2010 can be eligible for treatment as Tier 2 capital.

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

The following table presents capital amounts and ratios for us and Encore Bank as of June 30, 2010:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$157,068	9.93%	$63,289	4.00%	N/A	N/A
Tier 1 risk-based	157,068	14.59	43,062	4.00	N/A	N/A
Total risk-based	170,700	15.86	86,124	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$139,404	8.81%	$63,278	4.00%	$79,098	5.00%
Tier 1 risk-based	139,404	12.98	42,967	4.00	64,450	6.00
Total risk-based	153,016	14.25	85,934	8.00	107,417	10.00

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(b) Changes in Internal Control over Financial Reporting

During the second quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2010. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock issued under our 2000 Stock Incentive Plan and 2008 Stock Awards and Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Month in 2010	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	2,167	$9.45	—	—
May	—	—	—	—
June	642	10.84	—	—

Total (1)	2,809	$9.77	—	—

(1)	The 2,809 shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on the vesting of restricted stock under our 2000 Stock Incentive Plan and 2008 Stock Awards and Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

August 4, 2010	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

August 4, 2010	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer