Form 10-Q
period 2010-09-30
Encore Bancshares Inc
filed 2010-11-05
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of October 29, 2010, there were 11.4 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1.	Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$16,825	$16,796
Interest-bearing deposits in banks	231,866	172,984
Federal funds sold and other temporary investments	993	7,396

Cash and cash equivalents	249,684	197,176
Securities available-for-sale, at estimated fair value	198,530	140,651
Securities held-to-maturity, at amortized cost	55,436	117,171
Loans held-for-sale	111,505	1,058
Loans receivable	924,589	1,078,205
Allowance for loan losses	(20,967)	(26,501)

Net loans receivable	903,622	1,051,704
Federal Home Loan Bank of Dallas stock, at cost	9,602	9,569
Investment in real estate	10,852	14,639
Premises and equipment, net	7,284	15,484
Cash surrender value of life insurance policies	15,786	15,339
Goodwill	35,799	35,799
Other intangible assets, net	4,876	5,351
Accrued interest receivable and other assets	44,430	31,414
Other assets held-for-sale	3,256	—

	$1,650,662	$1,635,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$205,927	$174,102
Interest-bearing	838,125	1,017,734
Deposits held-for-sale	187,433	—

Total deposits	1,231,485	1,191,836
Borrowings and repurchase agreements	220,818	220,612
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,028	15,620
Other liabilities held-for-sale	6	—

Total liabilities	1,480,956	1,448,687
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at September 30, 2010 and December 31, 2009; aggregate liquidation preference of $34,222	29,368	28,976
Common stock, $1 par value, 50,000 shares authorized; 11,421 shares at September 30, 2010 and 10,527 shares at December 31, 2009 issued	11,421	10,527
Additional paid-in capital	121,939	116,084
Retained earnings	6,098	31,095
Common stock in treasury, at cost (41 shares at September 30, 2010 and 23 shares at December 31, 2009)	(389)	(233)
Accumulated other comprehensive income	1,269	219

Total shareholders’ equity	169,706	186,668

	$1,650,662	$1,635,355

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$15,408	$17,079	$46,543	$51,838
Securities	1,276	2,258	4,848	6,341
Federal funds sold and other temporary investments	238	180	687	492

Total interest income	16,922	19,517	52,078	58,671
Interest expense:
Deposits	3,525	5,131	11,402	16,506
Borrowings and repurchase agreements	2,127	2,129	6,382	6,364
Junior subordinated debentures	301	302	896	927

Total interest expense	5,953	7,562	18,680	23,797

Net interest income	10,969	11,955	33,398	34,874
Provision for loan losses	9,599	7,685	32,572	13,651

Net interest income after provision for loan losses	1,370	4,270	826	21,223
Noninterest income:
Trust and investment management fees	4,639	4,501	13,848	12,337
Mortgage banking	150	110	264	612
Insurance commissions and fees	1,524	1,365	4,651	4,379
Net gain on sale of available-for-sale securities	261	387	480	387
Gain on sale of branches	—	—	1,115	—
Other	454	450	1,526	1,529

Total noninterest income	7,028	6,813	21,884	19,244
Noninterest expense:
Compensation	8,503	7,761	25,692	22,506
Occupancy	1,395	1,496	4,327	4,504
Equipment	274	430	967	1,312
Advertising and promotion	146	214	480	630
Outside data processing	874	797	2,641	2,344
Professional fees	1,325	912	3,681	2,891
Intangible amortization	158	171	475	511
FDIC assessment	1,532	270	2,890	1,068
Foreclosed real estate expenses, net	4,458	183	6,984	828
Write down of assets held-for-sale	1,012	—	6,340	—
Other	1,051	1,055	3,910	3,143

Total noninterest expense	20,728	13,289	58,387	39,737

Net earnings (loss) before income taxes	(12,330)	(2,206)	(35,677)	730
Income tax expense (benefit)	(3,904)	(453)	(12,347)	527

Net earnings (loss)	$(8,426)	$(1,753)	$(23,330)	$203

Earnings (loss) available to common shareholders	$(8,981)	$(2,306)	$(24,997)	$(1,457)

Earnings (loss) per common share:
Basic	$(0.79)	$(0.22)	$(2.25)	$(0.14)
Diluted	(0.79)	(0.22)	(2.25)	(0.14)
Average common shares outstanding	11,380	10,441	11,108	10,337
Diluted average common shares outstanding	11,380	10,441	11,108	10,337

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2010

(Unaudited, amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2010	$28,976	10,527	$10,527	$116,084	$31,095	$(233)	$219	$186,668
Stock-based compensation cost recognized in earnings	—	—	—	1,016	—	—	—	1,016
Issuance of common shares	—	696	696	5,135	—	—	—	5,831
Issuance of restricted stock	—	241	241	(241)	—	—	—	—
Cancellation of restricted stock	—	(48)	(48)	48	—	—	—	—
Exercise of stock options	—	5	5	(5)	—	—	—	—
Purchase of treasury stock (18 shares)	—	—	—	—	—	(156)	—	(156)
Excess tax expense from stock-based compensation	—	—	—	(98)	—	—	—	(98)
Comprehensive income (loss):
Net loss	—	—	—	—	(23,330)	—	—	(23,330)
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $558 and reclassification adjustment	—	—	—	—	—	—	1,050	1,050

Total comprehensive loss								(22,280)
Dividends on preferred stock and amortization of preferred stock discount	392	—	—	—	(1,667)	—	—	(1,275)

Balance at September 30, 2010	$29,368	11,421	$11,421	$121,939	$6,098	$(389)	$1,269	$169,706

The accompanying notes are an integral part of this statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(23,330)	$203
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	32,572	13,651
Write down of assets held-for-sale	6,340	—
Amortization of premiums and discounts, net	786	605
Stock-based compensation	1,016	674
Depreciation	1,184	1,649
Write down of investment in real estate	4,830	363
Gain on sale of branches	(1,115)	—
Gain on sale of loans	(168)	(487)
Loss on sale of foreclosed real estate	1,226	227
Write off of premises and equipment	167	—
Realized gain on sale of available-for-sale securities, net	(480)	(387)
Increase in mortgages held-for-sale	(14,187)	(44,177)
Proceeds from sale of mortgage loans	15,131	44,814
Federal Home Loan Bank of Dallas stock dividends	(27)	(21)
(Increase) decrease in accrued interest receivable	222	(171)
Increase in other assets	(11,407)	(914)
Decrease in accrued interest payable	(40)	(155)
Increase (decrease) in other liabilities	936	(1,578)

Net cash provided by operating activities	13,656	14,296

Cash flows from investing activities:
Purchases of available-for-sale securities	(236,839)	(120,497)
Principal collected on available-for-sale securities	22,432	15,355
Proceeds from sales of available-for-sale securities	154,546	51,808
Purchases of held-to-maturity securities	(3,165)	(52,187)
Principal collected on held-to-maturity securities	39,256	30,925
Proceeds from calls of held-to-maturity securities	26,000	—
Proceeds from sales of foreclosed real estate	8,840	3,324
Net cash paid to HomeBanc from sale of branches	(49,364)	—
Cash paid for contingency payment related to prior acquisition	(2,095)	—
Net (increase) decrease in loans receivable	(9,126)	92,969
Purchases of Federal Home Loan Bank stock	(6)	(10)
Purchases of premises and equipment	(213)	(240)

Net cash provided (used) by investing activities	(49,734)	21,447

Cash flows from financing activities:
Net increase in deposits	90,079	64,036
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	52,500	—
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(55,130)	(35)
Increase (decrease) in repurchase agreements	2,568	(50,437)
Payment on notes payable	—	(62)
Purchase of treasury stock	(156)	(25)
Preferred dividends paid	(1,275)	(1,181)

Net cash provided by financing activities	88,586	12,296

Net increase in cash and cash equivalents	52,508	48,039
Cash and cash equivalents at beginning of period	197,176	118,052

Cash and cash equivalents at end of period	$249,684	$166,091

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$18,720	$23,952
Income taxes paid	—	1,030
Noncash investing and financing activities:
Real estate acquired in satisfaction of loans	9,608	8,085
Issuance of common stock for acquisition	5,831	—

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. (we, the Company or our) is a financial holding company that was formed on March 28, 2000 as Guardian Holdings, Inc. and had no operations until it acquired GSF Holding, Inc., later known as Encore Holdings, Inc. (Encore Holdings), and its wholly-owned subsidiary, Guardian Savings and Loan Association effective September 30, 2000. Guardian Savings and Loan Association, a federally chartered savings institution, changed its name to Guardian Savings Bank effective September 28, 2000 and then to Encore Bank (the Bank) effective September 1, 2001. The Bank converted from a federal savings association to a national banking association effective March 30, 2007 and changed its name to Encore Bank, National Association. In connection with the conversion, we became a bank holding company and Encore Holdings was merged into Encore Bancshares, Inc. As part of a corporate reorganization following the conversion of the Bank to a national banking association, as of June 30, 2007, the Bank was merged with and into Encore Trust Company, N.A. (Encore Trust). The resulting bank, which was renamed Encore Bank, National Association (Encore Bank), operates as a national banking association with its main office in Houston, Texas. Since the merger, the business of Encore Trust is being conducted as a division of Encore Bank. Our election to become a financial holding company was effective July 21, 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), and Town & Country Insurance Agency, Inc. (Town & Country). We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

We must make estimates and assumptions that affect amounts reported in our interim consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

Nature of Operations

We are primarily in the business of attracting deposits and investing these funds in loans and securities, as well as providing trust and investment management services and property and casualty insurance products.

We provide a variety of financial services through our fifteen private client offices located in the greater Houston area and southwest Florida, and five wealth management offices and three insurance offices in Texas. Two private client offices in Florida were sold in the second quarter of 2010 and the remaining four client offices are expected to be sold in the fourth quarter of 2010. Our product offerings, places of business and service delivery are positioned to best meet the needs of professional firms, privately-owned businesses, investors and affluent individuals.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

FASB ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets, into the FASB ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application was not permitted. The adoption of ASU 2009-16 did not have a material effect on our consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09 Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 provides amendments to ASC 855-10 requiring an entity to evaluate subsequent events through the date that the financial statements are issued. In addition, ASU 2010-09 no longer requires a public entity to disclose the date through which subsequent events have been evaluated. ASC 855 Subsequent Events addressed events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted ASU 2010-09 and ASC 855 and has included the required disclosures.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

The changes in the components of other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized holding gains on available-for-sale securities arising during period	$188	$389	$1,128	$1,429
Reclassification adjustment for gains included in income	261	387	480	387

Net pre-tax gain recognized in other comprehensive income	449	776	1,608	1,816
Tax expense	(133)	(272)	(558)	(634)

Net-of-tax impact on comprehensive income	$316	$504	$1,050	$1,182

Florida Branch Transactions

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

Under the terms of the first agreement, based on data as of September 30, 2010, NBSWF is to assume approximately $187.4 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $66.3 million of loans as well as other assets, including premises and equipment. The amount of loans to be purchased is subject to decrease by the amount of any such loans that become adversely classified or downgraded to substandard or below. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings, customary closing conditions and is expected to close during the fourth quarter 2010, although delays may occur.

The second agreement was with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Pursuant to this agreement, in May 2010, HomeBanc assumed approximately $50.5 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. We recorded a gain on sale of branches of $1.1 million.

The deposits and loans expected to be acquired by NBSWF represent approximately 15.2% and 6.4% of our total deposits and loans at September 30, 2010, and are reflected on our consolidated balance sheet as assets and liabilities held-for-sale as of September 30, 2010. We recorded a write down of $4.3 million ($1.8 million charge to the allowance for loan losses and $2.5 million write down of assets held-for-sale) in the first quarter of 2010 to adjust the assets held-for-sale to their agreed purchase price. The gain on the sale of the deposits with respect to NBSWF will be recognized when the transaction is completed.

Subsequent Event

In October 2010, Encore Bank sold $25,314 of Florida nonperforming and problem loans. These loans were written down to their purchase price in the third quarter of 2010, resulting in a charge of $8,509, and are reflected on our September 30, 2010 consolidated balance sheet as loans held-for-sale.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Available-for-sale:
U.S. Government securities	$116,614	$379	$—	$116,993
Securities of U.S. states and political subdivisions	5,901	23	(13)	5,911
Mortgage-backed securities	51,878	1,430	(41)	53,267
Corporate securities	13,965	—	(38)	13,927
Other securities	5,633	26	—	5,659

Total	193,991	1,858	(92)	195,757
Marketable equity securities	2,531	242	—	2,773

Total available-for-sale securities	$196,522	$2,100	$(92)	$198,530

Held-to-maturity:
U.S. Government securities	$5,000	$15	$—	$5,015
Securities of U.S. states and political subdivisions	14,596	621	(25)	15,192
Mortgage-backed securities	18,684	765	(5)	19,444
Corporate securities	17,156	2,115	—	19,271

Total held-to-maturity securities	$55,436	$3,516	$(30)	$58,922

December 31, 2009
Available-for-sale:
U.S. Government securities	$87,258	$117	$(554)	$86,821
Securities of U.S. states and political subdivisions	646	—	(31)	615
Mortgage-backed securities	45,275	926	(64)	46,137
Other securities	4,410	12	(36)	4,386

Total	137,589	1,055	(685)	137,959
Marketable equity securities	2,523	169	—	2,692

Total available-for-sale securities	$140,112	$1,224	$(685)	$140,651

Held-to-maturity:
U.S. Government securities	$29,918	$57	$(16)	$29,959
Securities of U.S. states and political subdivisions	11,436	289	(82)	11,643
Mortgage-backed securities	57,868	759	(13)	58,614
Corporate securities	17,949	1,725	—	19,674

Total held-to-maturity securities	$117,171	$2,830	$(111)	$119,890

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of September 30, 2010 and December 31, 2009. These securities, with unrealized losses segregated by length of impairment at period end, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses

September 30, 2010
Less than 12 months
Available-for-sale:
Securities of U.S. states and political subdivisions	1	$1,074	$(13)
Mortgage-backed securities	2	2,831	(41)
Corporate securities	3	8,927	(38)

Total available-for-sale securities	6	$12,832	$(92)

Held-to-maturity:
Securities of U.S. states and political subdivisions	1	$1,070	$(25)
Mortgage-backed securities	3	387	(2)

Total held-to-maturity securities	4	$1,457	$(27)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	3	$545	$(3)

December 31, 2009
Less than 12 months
Available-for-sale:
U.S. Government securities	6	$29,054	$(554)
Securities of U.S. states and political subdivisions	1	615	(31)
Mortgage-backed securities	2	8,353	(64)

Total available-for-sale securities	9	$38,022	$(649)

Held-to-maturity:
U.S. Government securities	1	$4,966	$(16)
Securities of U.S. states and political subdivisions	5	1,910	(82)

Total held-to-maturity securities	6	$6,876	$(98)

More than 12 months
Available-for-sale:
Other securities	2	$498	$(36)

Held-to-maturity:
Mortgage-backed securities	5	$789	$(13)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell the securities. Additionally, it is not more likely than not that we will be required to sell these securities before recovery of our cost basis. Accordingly, as of September 30, 2010 and December 31, 2009, we believe the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying consolidated statements of operations.

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at September 30, 2010. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$3,000	$3,007	$4,953	$5,056
Over one year through five years	105,909	106,203	12,566	13,852
After five years through ten years	19,001	18,977	4,637	5,378
Over ten years	8,917	8,996	14,596	15,192

Total	136,827	137,183	36,752	39,478
Mortgage-backed and equity securities	59,695	61,347	18,684	19,444

Total securities	$196,522	$198,530	$55,436	$58,922

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 2.66% and 3.31% at September 30, 2010 and December 31, 2009. As of September 30, 2010, the mortgage-backed securities have contractual maturities from less than a year to 2040. Accrued interest receivable on mortgage-backed securities was $199 and $350 at September 30, 2010 and December 31, 2009.

At September 30, 2010 and December 31, 2009, securities with a carrying value of $79,372 and $47,954 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains were $544 and $577 and gross realized losses were $64 and $190 on sales of available-for-sale securities for the nine months ended September 30, 2010 and 2009.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $138 and $286 for the nine months ended September 30, 2010 and 2009.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table:

	September 30, 2010	December 31, 2009
Commercial:
Commercial	$138,594	$115,431
Commercial real estate	154,476	259,480
Real estate construction	54,140	87,008

Total commercial	347,210	461,919

Consumer:
Residential real estate first lien	207,386	222,337
Residential real estate second lien	280,245	291,433
Home equity lines	63,983	74,356
Consumer installment - indirect	5,520	8,372
Consumer other	20,245	19,788

Total consumer	577,379	616,286

Loans receivable	924,589	1,078,205
Loans held-for-sale	111,505	1,058

Total loans	$1,036,094	$1,079,263

Included in total loans is $2,691 and $3,123 of net deferred loan origination costs and unamortized premium and discount at September 30, 2010 and December 31, 2009.

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$26,675	$25,214	$26,501	$25,105
Provision for loan losses	9,599	7,685	32,572	13,651
Loans charged-off	(15,735)	(6,028)	(39,734)	(12,264)
Recoveries of loans previously charged-off	428	704	1,628	1,083

Balance at end of period	$20,967	$27,575	$20,967	$27,575

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans:

	September 30, 2010	December 31, 2009
Impaired loans on nonaccrual without a valuation allowance	$19,476	$20,032
Impaired loans on nonaccrual with a valuation allowance	5,265	14,591
Impaired loans still accruing with a valuation allowance	509	530

Total impaired loans (1)	$25,250	$35,153

Valuation allowance related to impaired loans	$1,750	$6,264

Total nonaccrual loans	$51,696	$35,988

Total accruing loans past due 90 days or more	$—	$1,489

Restructured loans still accruing	$2,570	$530

(1)	Does not include loans in the total of nonaccrual loans which are not evaluated separately for impairment and loans held-for-sale.

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

In October 2010, we sold $19,803 of Florida nonaccrual loans, which are included in total nonaccrual loans above. These loans are not included in impaired loans as they were recorded at fair value as of September 30, 2010.

NOTE D – BORROWINGS

Subject to certain limitations, we may borrow funds from the FHLB in the form of advances. During the nine months ended September 30, 2010, we refinanced approximately $52,500 of FHLB advances which were treated as exchanges of debt. As part of those transactions, we incurred prepayment penalties of $2,594, which were capitalized as part of the new advances and are being amortized over the life of the new advances.

Our credit availability from the FHLB is based on our financial and operating condition and the amount of collateral available to the FHLB. These borrowings were collateralized by a blanket lien on our mortgage-related assets. Following is a summary of outstanding borrowings from the FHLB at September 30, 2010:

Amount	Interest Rate Range	Maturity Date Range	Call Date
$59,500	3.54 – 4.37%	01/11/13 – 11/26/13	None
28,666	2.43 – 2.75	01/08/14 – 05/19/14	None
19,593	2.84 – 3.18	01/08/15 – 05/18/15	None
2,902	4.79	08/03/15	None
1,915	3.54	01/08/16	None
10,000	4.14	12/07/16	12/07/10
10,000	4.23	04/05/17	01/05/11
15,000	4.17	04/05/17	01/05/11
10,000	4.52	05/09/17	11/09/10
50,000	4.15	08/01/17	02/01/11

$207,576

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Each advance is payable per terms of the agreement. We were eligible to borrow up to an additional $203,941 at September 30, 2010.

NOTE E – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum Tier 1 leverage, Tier 1 risk-based and total risk-based ratios as of September 30, 2010 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$148,743	9.18%	$64,807	4.00%	N/A	N/A
Encore Bank, N.A.	137,517	8.49	64,791	4.00	$80,989	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$148,743	13.53%	$43,984	4.00%	N/A	N/A
Encore Bank, N.A.	137,517	12.53	43,886	4.00	$65,829	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$162,589	14.79%	$87,968	8.00%	N/A	N/A
Encore Bank, N.A.	151,342	13.79	87,771	8.00	$109,714	10.00%

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

NOTE H – EARNINGS (LOSS) PER COMMON SHARE

The factors used in the earnings (loss) per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic:
Earnings (loss) available to common shareholders	$(8,981)	$(2,306)	$(24,997)	$(1,457)
Average common shares outstanding, including nonvested restricted stock	11,380	10,441	11,108	10,337
Per Share	$(0.79)	$(0.22)	$(2.25)	$(0.14)
Diluted:
Average common shares outstanding	11,380	10,441	11,108	10,337
Add: Net effect of the assumed exercise of stock options	—	—	—	—

Diluted average common shares outstanding	11,380	10,441	11,108	10,337
Per Share	$(0.79)	$(0.22)	$(2.25)	$(0.14)
Anti-dilutive stock options and warrants not included in treasury stock method computation	1,321	1,347	1,333	1,353
Preferred dividends deducted from net earnings (loss)	555	553	1,667	1,660

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

The tables below present the balances of assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30, 2010
Description	Total	Level 1	Level 2
U.S. Government securities	$116,993	$109,259	$7,734
Securities of U.S. states and political subdivisions	5,911	—	5,911
Mortgage-backed securities	53,267	—	53,267
Corporate securities	13,927	—	13,927
Other securities	8,432	3,364	5,068

Total available-for-sale securities	$198,530	$112,623	$85,907

	December 31, 2009
Description	Total	Level 1	Level 2
U.S. Government securities (1)	$86,821	$86,821	$—
Securities of U.S. states and political subdivisions	615	—	615
Mortgage-backed securities	46,137	—	46,137
Other securities (2)	3,395	3,395	—

Total available-for-sale securities	$136,968	$90,216	$46,752

(1)	In the first quarter of 2010, we determined that $52,930 of U.S. Government securities had been misclassified as Level 1 as of December 31, 2009 and should have been reported as Level 2 since these securities were priced based on similar securities in an inactive market. We had originally reported these securities in Level 1 with Treasury securities which trade in more active markets. Therefore, we have corrected the classifications as of September 30, 2010.
(2)	Excludes cost-basis equity securities of $3,683.

At September 30, 2010, the fair value of our investment in available-for-sale Level 2 U.S. Government securities was $7,734. The investments were comprised of $5,000 fixed-rate U.S. agency securities with a weighted average coupon rate of 0.7% and a weighted average life of 1.9 years and $2,734 variable-rate U.S. agency securities with a weighted average coupon rate of 3.3% and a weighted average life of 5.1 years. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

At September 30, 2010, the fair value of our investment in available-for-sale Level 2 securities of U.S. states and political subdivisions was $5,911. The investments were comprised of securities issued by municipal entities in Texas, with a weighted average coupon rate of 5.1% and a weighted average life of 14.2 years. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

At September 30, 2010, the fair value of our investment in available-for-sale Level 2 mortgage-backed securities was $53,267. These investments were comprised of $20,250 fixed-rate GNMA and FNMA backed securities with a weighted average coupon rate of 4.3% and a weighted average life of 2.8 years and $33,017 variable-rate GNMA and FNMA backed securities with a weighted average coupon rate of 2.7% and a weighted average life of 3.9 years. The underlying loans for these securities are residential mortgages located in various states across the country, with no significant concentration in any particular state. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

At September 30, 2010, the fair value of our investment in available-for-sale Level 2 corporate securities was $13,927. The investments were comprised of $8,927 fixed-rate corporate bonds with a weighted average coupon rate of 5.7% and a weighted average life of 9.9 years and $5,000 variable-rate corporate bonds with a weighted average coupon rate of 6.0% and a weighted average life of 9.9 years. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

At September 30, 2010, the fair value of our investment in available-for-sale Level 2 other securities was $5,068. The investments were comprised of fixed-rate collateralized mortgage obligations with a weighted average coupon rate of 2.0% and a weighted average life of 4.5 years. To estimate their value, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

For assets measured at fair value on a nonrecurring basis during 2010 that were still held on the balance sheet at September 30, 2010, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Level 3	Losses for the Nine Months Ended September 30, 2010
Loans held-for-sale	$103,292	$91,569	$11,723	$15,486
Loans	16,949	—	16,949	7,141
Investment in real estate	10,852	—	10,852	4,692
Long-lived assets held-for-sale	3,010	—	3,010	2,535

Total	$134,103	$91,569	$42,534	$29,854

During the nine months ended September 30, 2010, we reclassified certain loans as held-for-sale in connection with the anticipated sale of our banking operations in Florida. The loans were written down to their expected purchase price of $66,255, resulting in an impairment charge of $1,792 against the allowance for loan losses. Loans held-for-sale were written down an additional $5,034 subsequent to the transfer based on a third party valuation. We sold $25,314 of Florida problem loans in October 2010, which had a write down of $9,011. In connection with the anticipated Florida transactions, we wrote down certain branch facilities to their purchase price, resulting in an impairment charge of $2,535, which was included in earnings for the period.

We wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $7,141 against the allowance for loan losses. We wrote down certain foreclosed real estate properties to their appraised value less estimated costs to sell resulting in an impairment charge of $4,692, which was included in earnings for the period.

For assets measured at fair value on a nonrecurring basis during 2009 that were still held on the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Losses for the Year Ended December 31, 2009
Loans (1)(2)	$33,362	$33,362	$3,572
Investment in real estate (1)(3)	14,639	14,639	271

Total	$48,001	$48,001	$3,843

(1)	In the first quarter of 2010, we determined that as of December 31, 2009, certain loans totaling $10,128 whose collateral values exceeded the carrying value of the loan, although evaluated for impairment, should not have been included in loans carried at fair value. The remaining $23,234 loans should have been reported in Level 3 instead of Level 2. In addition, as of December 31, 2009, investment in real estate totaling $14,639 should have been reported in Level 3 instead of Level 2. These loans and investment in real estate were appraised with methods other than the market sales approach (i.e. the income or cost approach which may use significant unobservable inputs), the appraiser made significant adjustments to comparable sales, or management may have applied a significant adjustment to the value. Therefore, we have corrected the classifications as of September 30, 2010.
(2)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.
(3)	Represents carrying value of foreclosed assets measured at fair value upon initial recognition or subsequent impairment.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

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

The following table summarizes the carrying values and estimated fair values of financial instruments:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$249,684	$249,684	$197,176	$197,176
Securities available-for-sale	198,530	198,530	140,651	140,651
Securities held-to-maturity	55,436	58,922	117,171	119,890
Loans held-for-sale	111,505	111,505	1,058	1,058
Loans receivable, net	903,622	930,695	1,051,704	1,073,467
Federal Home Loan Bank of Dallas stock	9,602	9,602	9,569	9,569
Accrued interest receivable	5,268	5,268	5,490	5,490

Financial liabilities:
Deposits	$1,044,052	$1,047,382	$1,191,836	$1,192,584
Deposits held-for-sale	187,433	188,031	—	—
Borrowings and repurchase agreements	220,818	229,715	220,612	226,775
Accrued interest payable	1,074	1,074	1,227	1,227
Junior subordinated debentures	20,619	21,755	20,619	21,400
Accrued contingent consideration	—	—	7,926	7,926

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

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand as of September 30, 2010 and December 31, 2009. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

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

September 30, 2010 and 2009

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated

For the three months ended September 30, 2010
Net interest income (expense)	$11,231	$34	$5	$(301)	$10,969
Provision for loan losses	9,599	—	—	—	9,599
Noninterest income	857	4,638	1,533	—	7,028
Noninterest expense	16,133	3,442	1,153	—	20,728

Earnings (loss) before income taxes	(13,644)	1,230	385	(301)	(12,330)
Income tax expense (benefit)	(4,370)	438	134	(106)	(3,904)

Net earnings (loss)	$(9,274)	$792	$251	$(195)	$(8,426)

Total assets at September 30, 2010	$1,650,297	$63,933	$9,063	$(72,631)	$1,650,662

For the three months ended September 30, 2009
Net interest income (expense)	$12,213	$39	$5	$(302)	$11,955
Provision for loan losses	7,685	—	—	—	7,685
Noninterest income	937	4,501	1,375	—	6,813
Noninterest expense	9,090	3,088	1,111	—	13,289

Earnings (loss) before income taxes	(3,625)	1,452	269	(302)	(2,206)
Income tax expense (benefit)	(1,028)	586	94	(105)	(453)

Net earnings (loss)	$(2,597)	$866	$175	$(197)	$(1,753)

Total assets at September 30, 2009	$1,608,348	$50,174	$7,390	$(65,192)	$1,600,720

For the nine months ended September 30, 2010
Net interest income (expense)	$34,164	$115	$15	$(896)	$33,398
Provision for loan losses	32,572	—	—	—	32,572
Noninterest income	3,304	13,849	4,731	—	21,884
Noninterest expense	44,555	10,551	3,281	—	58,387

Earnings (loss) before income taxes	(39,659)	3,413	1,465	(896)	(35,677)
Income tax expense (benefit)	(13,757)	1,211	513	(314)	(12,347)

Net earnings (loss)	$(25,902)	$2,202	$952	$(582)	$(23,330)

Total assets at September 30, 2010	$1,650,297	$63,933	$9,063	$(72,631)	$1,650,662

For the nine months ended September 30, 2009
Net interest income (expense)	$35,675	$115	$11	$(927)	$34,874
Provision for loan losses	13,651	—	—	—	13,651
Noninterest income	2,358	12,337	4,549	—	19,244
Noninterest expense	27,310	9,226	3,201	—	39,737

Earnings (loss) before income taxes	(2,928)	3,226	1,359	(927)	730
Income tax expense (benefit)	(839)	1,213	477	(324)	527

Net earnings (loss)	$(2,089)	$2,013	$882	$(603)	$203

Total assets at September 30, 2009	$1,608,348	$50,174	$7,390	$(65,192)	$1,600,720

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Encore Bancshares, Inc. is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market and four private client offices in southwest Florida. We also operate five wealth management offices and three insurance offices in Texas. As of September 30, 2010, we reported, on a consolidated basis, total assets of $1.7 billion, total loans of $1.0 billion, total deposits of $1.2 billion, shareholders’ equity of $169.7 million and $2.7 billion in assets under management.

Recent Developments

In October 2010, Encore Bank sold $25.3 million of Florida loans in a bulk sale. These loans were classified as held-for-sale as of September 30, 2010 and were marked to market in the third quarter of 2010, resulting in a charge of $8.5 million. This pool of loans included $19.8 million of nonaccrual loans. The following table sets forth proforma nonperforming asset data as of September 30, 2010, giving effect to the loan sale as of such date (dollars in thousands):

Total nonperforming assets before sale	$62,548
Sale of Florida nonaccrual loans	(19,803)

Total nonperforming assets after sale	$42,745

Nonperforming assets to total loans and investment in real estate after sale	4.18%

Florida Branch Transactions

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

Under the terms of the first agreement, based on data as of September 30, 2010, NBSWF is to assume approximately $187.4 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF is also expected to purchase approximately $66.3 million of loans as well as other assets, including premises and equipment. The amount of loans to be purchased is subject to decrease by the amount of any such loans that become adversely classified or downgraded to substandard or below. The purchase and assumption is subject to regulatory approval, the closing of the purchase of NBSWF by Ovation Holdings, customary closing conditions and is expected to close during the fourth quarter 2010, although delays may occur.

The second agreement was with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Pursuant to this agreement, in May 2010, HomeBanc assumed approximately $50.5 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. We recorded a gain on sale of branches of $1.1 million.

The deposits and loans expected to be acquired by NBSWF represent approximately 15.2% and 6.4% of our total deposits and loans at September 30, 2010, and are reflected on our consolidated balance sheet as loans and deposits held-for-sale as of September 30, 2010. We recorded a write down of $4.3 million ($1.8 million charge to the allowance for loan losses and $2.5 million write down of assets held-for-sale) in the first quarter of 2010 to adjust the assets held-for-sale to their agreed purchase price. The gain on the sale of the deposits with respect to NBSWF will be recognized when the transaction is completed.

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

Results of Operations

Net loss for the quarter ended September 30, 2010 was $8.4 million, compared with $1.8 million for the quarter ended September 30, 2009. Loss per diluted common share (after deducting preferred dividends) for the third quarter of 2010 was $0.79, compared with $0.22 for the comparable period of 2009. The loss for the quarter was due primarily to mark-to-market write downs of certain Florida loans, including those we sold in October, and repossessed real estate.

We posted a return on average common equity of (24.02)% and (5.72)%, a return on average assets of (2.01)% and (0.43)%, and an efficiency ratio of 110.27% and 71.37% for the quarters ended September 30, 2010 and 2009. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles and write down of assets held-for-sale) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities and gain on sale of branches).

Net loss for the nine months ended September 30, 2010 was $23.3 million, compared with net earnings of $203,000, for the same period of 2009. Loss per diluted common share for the nine months ended September 30, 2010 was $2.25 compared with $0.14 for the same period of 2009. The loss was due primarily to credit costs and write downs of assets held-for-sale in Florida. We posted a return on average common equity of (21.45)% and (1.22)%, a return on average assets of (1.91)% and 0.02%, and an efficiency ratio of 96.06% and 73.00% for the nine months ended September 30, 2010 and 2009.

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

Net interest income on a taxable-equivalent basis (TE) was $11.1 million for the three months ended September 30, 2010, a decrease of $993,000, or 8.2%, compared with the third quarter of 2009. The net interest margin (TE) decreased 30 basis points to 2.83% for the same comparison period. The decrease in margin was due primarily to the decrease in loans and an offsetting increase in short term lower yielding investments. In addition, we are maintaining a large temporary investment balance in anticipation of the sale of the Florida branches.

Net interest income (TE) was $33.8 million for the nine months ended September 30, 2010, a decrease of $1.4 million, or 4.1%, compared with the same period of 2009. For the nine months ended September 30, 2010, the net interest margin (TE) was 2.95%, a decrease of 17 basis points, compared with the same period of 2009. The decrease in margin was due primarily to the decrease in loans and an offsetting increase in short term lower yielding investments.

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

Taxable-Equivalent Yield Analysis

	Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$983,011	$14,254	5.75%	$1,123,482	$17,114	6.04%
Loans held-for-sale	73,646	1,212	6.53	1,716	34	7.86

Total loans - TE yield (1)	1,056,657	15,466	5.81	1,125,198	17,148	6.05
Securities - TE yield (1)	209,365	1,337	2.53	235,819	2,315	3.89
Federal funds sold and other	290,541	238	0.32	168,213	180	0.42

Total interest-earning assets - TE yield (1)	1,556,563	17,041	4.34	1,529,230	19,643	5.10
Less: Allowance for loan losses	(27,144)			(23,972)
Noninterest-earning assets	128,197			109,852
Noninterest-earning assets held-for-sale	4,196			—

Total assets	$1,661,812			$1,615,110

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$139,820	$90	0.26%	$191,553	$227	0.47%
Money market and savings	279,084	442	0.63	306,789	833	1.08
Time deposits	410,318	2,295	2.22	525,821	4,071	3.07
Interest-bearing deposits held-for-sale	171,805	698	1.61	—	—

Total interest-bearing deposits	1,001,027	3,525	1.40	1,024,163	5,131	1.99
Borrowings and repurchase agreements	220,068	2,127	3.83	222,978	2,129	3.79
Junior subordinated debentures	20,619	301	5.79	20,619	302	5.81

Total interest-bearing liabilities	1,241,714	5,953	1.90	1,267,760	7,562	2.37

Noninterest-bearing liabilities:
Noninterest-bearing deposits	220,166			147,888
Noninterest-bearing deposits held-for-sale	14,983			—
Other liabilities	7,132			10,792
Other liabilities held-for-sale	216			—

Total liabilities	1,484,211			1,426,440
Shareholders’ equity	177,601			188,670

Total liabilities and shareholders’ equity	$1,661,812			$1,615,110

Net interest income TE (1)		$11,088			$12,081

Net interest spread TE (1)			2.44%			2.73%
Net interest margin TE (1)			2.83%			3.13%
Net interest income		$10,969			$11,955
Taxable-equivalent adjustment		119			126

Net interest income on a taxable-equivalent basis		$11,088			$12,081

(1)	Non-GAAP measure. On a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.

Taxable-Equivalent Yield Analysis

	Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$980,257	$42,811	5.84%	$1,165,897	$51,949	5.96%
Loans held-for-sale (2)	79,957	3,920	6.55	1,574	94	7.98

Total loans - TE yield (1)	1,060,214	46,731	5.89	1,167,471	52,043	5.96
Securities - TE yield (1)	208,767	5,029	3.22	213,257	6,461	4.05
Federal funds sold and other	262,161	687	0.35	128,552	492	0.51

Total interest-earning assets - TE yield (1)	1,531,142	52,447	4.58	1,509,280	58,996	5.23
Less: Allowance for loan losses	(26,206)			(24,932)
Noninterest-earning assets	125,579			110,792
Noninterest-earning assets held-for-sale (2)	5,340			—

Total assets	$1,635,855			$1,595,140

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$146,185	$325	0.30%	$183,676	$652	0.47%
Money market and savings	252,601	1,395	0.74	259,776	2,196	1.13
Time deposits	408,831	7,111	2.33	548,363	13,658	3.33
Interest-bearing deposits held-for-sale (2)	197,668	2,571	1.74	—	—

Total interest-bearing deposits	1,005,285	11,402	1.52	991,815	16,506	2.23
Borrowings and repurchase agreements	219,871	6,382	3.88	234,755	6,364	3.62
Junior subordinated debentures	20,619	896	5.81	20,619	927	6.01

Total interest-bearing liabilities	1,245,775	18,680	2.00	1,247,189	23,797	2.55

Noninterest-bearing liabilities:
Noninterest-bearing deposits	178,591			149,348
Noninterest-bearing deposits held-for-sale (2)	16,667			—
Other liabilities	9,612			10,810
Other liabilities held-for-sale (2)	257			—

Total liabilities	1,450,902			1,407,347
Shareholders’ equity	184,953			187,793

Total liabilities and shareholders’ equity	$1,635,855			$1,595,140

Net interest income TE (1)		$33,767			$35,199

Net interest spread TE (1)			2.58%			2.68%
Net interest margin TE (1)			2.95%			3.12%

Net interest income		$33,398			$34,874
Taxable-equivalent adjustment		369			325

Net interest income on a taxable-equivalent basis		$33,767			$35,199

(1)	Non-GAAP measure. On a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.
(2)	In the first quarter of 2010, assets and liabilities held-for-sale are assumed to be outstanding for the entire quarter.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $9.6 million and $32.6 million for the three months and nine months ended September 30, 2010, compared with $7.7 million and $13.7 million for the same periods of 2009. The increase in the provision in both periods compared with the same periods of 2009 reflects the amount we considered necessary to fund estimated losses inherent in the loan portfolio primarily as a result of the recessionary economic environment, declining collateral values in Florida, higher net charge-offs in 2010, due in part to the $11.3 million mark-to-market of Florida loans reclassified to held-for-sale, and other qualitative factors, including our historical loan loss experience, the experience, ability and effectiveness of our lending management and staff, the effectiveness of our loan policies, procedures and internal controls, strategic initiatives, the composition and concentrations of credit, changes in underlying collateral values, nonperforming and loan classification trends, the effectiveness of the internal loan review function and general economic conditions.

Noninterest Income

Noninterest income represented 39.05% and 36.30% of total revenue for the three months ended September 30, 2010 and 2009.

Noninterest income increased $215,000, or 3.2%, to $7.0 million for the three months ended September 30, 2010, compared with the same period in 2009. The increase was due primarily to a $138,000, or 3.1%, increase in trust and investment management fees and a $159,000, or 11.6%, increase in insurance commissions because of new commercial business. The rise in trust and investment management fees was due to an 8.5% increase in assets under management.

Noninterest income increased $2.6 million, or 13.7%, to $21.9 million for the nine months ended September 30, 2010, compared with the same period in 2009. The increase was due primarily to a $1.1 million gain on the sale of two Florida branches and a $1.5 million, or 12.2%, increase in trust and investment management fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Trust and investment management fees	$4,639	$4,501	$13,848	$12,337
Mortgage banking	150	110	264	612
Insurance commissions and fees	1,524	1,365	4,651	4,379
Net gain on sale of available-for-sale securities	261	387	480	387
Gain on sale of branches	—	—	1,115	—
Other	454	450	1,526	1,529

Total noninterest income	$7,028	$6,813	$21,884	$19,244

Noninterest Expense

Noninterest expense was $20.7 million for the third quarter of 2010, an increase of $7.4 million, compared with the same period of 2009. The increase was due primarily to a combination of higher compensation expense, foreclosed real estate expense, FDIC assessment and write down of loans held for sale. Compensation expense rose in part due to the addition of new lenders added earlier in the year to grow the bank’s commercial lending platform in Houston. The increase in FDIC assessment reflects a higher assessment rate and a more rapid amortization of the prepaid FDIC assessment. The rise in foreclosed real estate expense reflected $3.2 million in write downs of primarily Florida real estate. In addition, we incurred $1.0 million in write downs of loans held for sale.

Noninterest expense was $58.4 million for the first nine months of 2010, an increase of $18.7 million, compared with the same period of 2009. The increase was due primarily to the same factors discussed above.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Compensation	$8,503	$7,761	$25,692	$22,506
Non-staff expenses:
Occupancy	1,395	1,496	4,327	4,504
Equipment	274	430	967	1,312
Advertising and promotion	146	214	480	630
Outside data processing	874	797	2,641	2,344
Professional fees	1,325	912	3,681	2,891
Intangible amortization	158	171	475	511
FDIC assessment	1,532	270	2,890	1,068
Foreclosed real estate expenses, net	4,458	183	6,984	828
Write down of assets held-for-sale	1,012	—	6,340	—
Other	1,051	1,055	3,910	3,143

Total noninterest expense	$20,728	$13,289	$58,387	$39,737

Income Tax Expense

The income tax benefit was $3.9 million for the three months ended September 30, 2010, compared with $453,000 for the same three months of 2009. The effective tax rate for the three months ended September 30, 2010 and 2009 was 31.7% and 20.5%. The income tax benefit was $12.3 million for the nine months ended September 30, 2010, compared with a provision of $527,000 for the same period of 2009. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 34.6% and 72.2%. The higher than normal year-to-date effective tax rate in 2009 was affected by lower income levels and immaterial return-to-accrual reconciliation differences.

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

The following table presents the net earnings (loss) and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended September 30, 2010
Net interest income (expense)	$11,231	$34	$5	$(301)	$10,969
Provision for loan losses	9,599	—	—	—	9,599
Noninterest income	857	4,638	1,533	—	7,028
Noninterest expense	16,133	3,442	1,153	—	20,728

Earnings (loss) before income taxes	(13,644)	1,230	385	(301)	(12,330)
Income tax expense (benefit)	(4,370)	438	134	(106)	(3,904)

Net earnings (loss)	$(9,274)	$792	$251	$(195)	$(8,426)

Total assets at September 30, 2010	$1,650,297	$63,933	$9,063	$(72,631)	$1,650,662

Three months ended September 30, 2009
Net interest income (expense)	$12,213	$39	$5	$(302)	$11,955
Provision for loan losses	7,685	—	—	—	7,685
Noninterest income	937	4,501	1,375	—	6,813
Noninterest expense	9,090	3,088	1,111	—	13,289

Earnings (loss) before income taxes	(3,625)	1,452	269	(302)	(2,206)
Income tax expense (benefit)	(1,028)	586	94	(105)	(453)

Net earnings (loss)	$(2,597)	$866	$175	$(197)	$(1,753)

Total assets at September 30, 2009	$1,608,348	$50,174	$7,390	$(65,192)	$1,600,720

Nine months ended September 30, 2010
Net interest income (expense)	$34,164	$115	$15	$(896)	$33,398
Provision for loan losses	32,572	—	—	—	32,572
Noninterest income	3,304	13,849	4,731	—	21,884
Noninterest expense	44,555	10,551	3,281	—	58,387

Earnings (loss) before income taxes	(39,659)	3,413	1,465	(896)	(35,677)
Income tax expense (benefit)	(13,757)	1,211	513	(314)	(12,347)

Net earnings (loss)	$(25,902)	$2,202	$952	$(582)	$(23,330)

Total assets at September 30, 2010	$1,650,297	$63,933	$9,063	$(72,631)	$1,650,662

Nine months ended September 30, 2009
Net interest income (expense)	$35,675	$115	$11	$(927)	$34,874
Provision for loan losses	13,651	—	—	—	13,651
Noninterest income	2,358	12,337	4,549	—	19,244
Noninterest expense	27,310	9,226	3,201	—	39,737

Earnings (loss) before income taxes	(2,928)	3,226	1,359	(927)	730
Income tax expense (benefit)	(839)	1,213	477	(324)	527

Net earnings (loss)	$(2,089)	$2,013	$882	$(603)	$203

Total assets at September 30, 2009	$1,608,348	$50,174	$7,390	$(65,192)	$1,600,720

Banking

Our banking segment had a net loss of $9.3 million for the three months ended September 30, 2010, compared with $2.6 million for the same period in 2009. Net loss for the nine months ended September 30, 2010 was $25.9 million, compared with $2.1 million for the same period in 2009.

Net interest income for the three months ended September 30, 2010 decreased $982,000, or 8.0%, compared with the same period of 2009. Net interest income for the nine months ended September 30, 2010 decreased $1.5 million, or 4.2%, compared with the same period of 2009. The decrease in both periods resulted primarily from a decrease in loans and an increase in short term lower yielding investments. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended September 30, 2010 totaled $9.6 million, compared with $7.7 million for the same period of 2009. The provision for loan losses for the nine months ended September 30, 2010 totaled $32.6 million, compared with $13.7 million for the same period of 2009. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended September 30, 2010 was essentially flat compared with the same period in 2009. Noninterest income for the nine months ended September 30, 2010 increased $946,000 compared with the same period of 2009. The increase in the year-to-date period was due primarily to the gain on sale of two Florida branches.

Noninterest expense for the three months ended September 30, 2010 increased $7.0 million primarily due to a write down on assets held-for-sale and higher compensation, foreclosed real estate expenses and FDIC assessment. Noninterest expense for the nine months ended September 30, 2010 increased $17.2 million compared with the same period of 2009, due to the aforementioned factors.

Wealth Management

Net earnings for the three months ended September 30, 2010 were essentially flat compared with the same period in 2009. Net earnings for the nine months ended September 30, 2010 increased $189,000, or 9.4%, compared with the same period in 2009. The increase in earnings in the year-to-date period was due primarily to an increase in assets under management, resulting in a rise in fees. Assets under management increased 8.5% from September 30, 2009 to $2.7 billion as of September 30, 2010.

Noninterest income for the three months ended September 30, 2010 increased $137,000, or 3.0%, compared with the same period in 2009, due primarily to the aforementioned increase in assets under management. Noninterest income for the nine months ended September 30, 2010, increased $1.5 million, or 12.3%.

Noninterest expense for the three months ended September 30, 2010 increased $354,000, or 11.5%, compared with the same period in 2009. Noninterest expense for the nine months ended September 30, 2010 increased $1.3 million, or 14.4%. The increase in both periods was primarily due to an increase in compensation expense.

Insurance

Net earnings increased $76,000 for the three months and $70,000, or 7.9%, for the nine months ended September 30, 2010, as compared to 2009. The increases were due to higher insurance commissions associated with new commercial customers.

Noninterest income increased $158,000, or 11.5%, for the three months and $182,000, or 4.0%, for the nine months ended September 30, 2010, as compared to 2009. Noninterest expense was essentially flat for the three months and nine months ended September 30, 2010, as compared to 2009.

Other

“Other” consists of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings decreased in the year-to-date period due to falling interest rates.

Financial Condition

Our total assets increased $15.3 million, or 0.9%, to $1.7 billion as of September 30, 2010 compared with December 31, 2009. Our loan portfolio declined $43.2 million, or 4.0%, to $1.0 billion as of September 30, 2010. Our securities portfolio decreased $3.9 million, or 1.5%, to $254.0 million compared with $257.8 million as of December 31, 2009. Shareholders’ equity decreased $17.0 million, or 9.1%, to $169.7 million compared with $186.7 million as of December 31, 2009.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 33.5% of our portfolio as of September 30, 2010. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 55.7% of our loan portfolio as of September 30, 2010. Loans held-for-sale, including $103.3 million related to our Florida operations, composed 10.8% of our portfolio.

Total loans were $1.0 billion as of September 30, 2010, a decrease of $43.2 million, or 4.0%, compared with December 31, 2009. The decrease was due primarily to lower construction, land loans and commercial real estate loans. Commercial loans in Texas grew 8.9% in the same comparison period.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$138,594	13.4%	$115,431	10.7%
Commercial real estate	154,476	14.9	259,480	24.0
Real estate construction	54,140	5.2	87,008	8.1

Total commercial	347,210	33.5	461,919	42.8

Consumer:
Residential real estate first lien	207,386	20.0	222,337	20.6
Residential real estate second lien	280,245	27.0	291,433	27.0
Home equity lines	63,983	6.2	74,356	6.9
Consumer installment – indirect	5,520	0.5	8,372	0.8
Consumer other	20,245	2.0	19,788	1.8

Total consumer	577,379	55.7	616,286	57.1

Loans receivable	924,589	89.2	1,078,205	99.9
Loans held-for-sale	111,505	10.8	1,058	0.1

Total loans	$1,036,094	100.0%	$1,079,263	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets, accruing loans past due 90 days or more and restructured loans still accruing as of the dates indicated:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Nonaccrual loans – Texas (1)	$17,445	$9,908
Nonaccrual loans – Florida (1)	34,251	26,080

Total nonaccrual loans (1)	51,696	35,988
Investment in real estate – Texas	5,762	9,494
Investment in real estate – Florida	5,090	5,145

Total investment in real estate	10,852	14,639

Total nonperforming assets	$62,548	$50,627

Accruing loans past due 90 days or more	$—	$1,489

Restructured loans still accruing	$2,570	$530

Nonperforming assets to total loans and investment in real estate	5.97%	4.63%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $62.5 million and $50.6 million as of September 30, 2010 and December 31, 2009. Our ratio of nonperforming assets to total loans and investment in real estate was 5.97% and 4.63% as of September 30, 2010 and December 31, 2009. At September 30, 2010, nonaccrual loans were $51.7 million, compared with $36.0 million at December 31, 2009, an increase of $15.7 million. In October 2010, we sold $19.8 million of Florida nonaccrual loans, which were classified as held-for-sale at September 30, 2010. Nonaccrual commercial loans consisted primarily of one relationship in Houston. In Texas, commercial real estate nonaccrual loans consisted of two relationships totaling $2.7 million. Construction and land nonaccrual loans consisted primarily of a $4.8 million land loan in Houston. The remainder of the loans in this category are land loans, mainly in Florida, none of which has a balance greater than $1.0 million.

Nonaccrual loans held-for-sale were $28.1 million at September 30, 2010. In October 2010, we sold $19.8 million of these loans. The remainder of the nonaccrual loans which are classified as held-for-sale consist of seven relationships totaling approximately $8.3 million. These loans are primarily commercial real estate loans in Florida.

Investment in real estate was $10.9 million at September 30, 2010 compared with $14.6 million at December 31, 2009, a decrease of $3.8 million, or 25.9%. The decrease was due primarily to write downs of the Florida real estate held for investment to market value. Loans 90 days or more past due and still accruing, which are not included as nonperforming loans or assets, were reduced to zero at September 30, 2010 from $1.5 million at December 31, 2009. This category consisted of one commercial real estate loan in Florida, which is now classified as nonaccrual. Restructured loans still accruing were $2.6 million as of September 30, 2010, compared with $530,000 as of December 31, 2009. Restructured loans still accruing consisted primarily of a land loan in Florida and four residential loans in Houston.

The following table presents information regarding nonperforming loans and the associated specific reserves within the allowance for loan losses for each loan category:

	September 30, 2010		December 31, 2009
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
		(dollars in thousands)
Commercial:
Commercial	$605	$—	$1,829	$1,147
Commercial real estate	4,523	—	13,129	4,694
Real estate construction	6,400	1,747	12,773	142

Total commercial	11,528	1,747	27,731	5,983
Consumer:
Residential real estate first lien (1)	11,478	3	7,466	281
Residential real estate second lien and home equity lines	581	—	791	—
Consumer	—	—	—	—

Total consumer	12,059	3	8,257	281
Loans held-for-sale	28,109	—	—	—

Total nonperforming loans	$51,696	$1,750	$35,988	$6,264

(1)	Written down to fair value of collateral after becoming 180 days past due.

The decrease in nonaccrual commercial real estate loans resulted mainly from loans being reclassified as held-for-sale, some of which were subsequently sold in the bulk sale of loans that closed in October. Nonaccrual construction and land loans decreased $6.4 million, due primarily to the sale of a $3.2 million land loan in Florida and reclassification to held-for-sale. Residential nonaccrual loans increased due mainly to a $4.1 million mortgage loan in Texas.

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

Net charge-offs for the first nine months of 2010 were $38.1 million, or 4.81% of average total loans on an annualized basis, compared with $11.2 million, or 1.28% of average total loans on an annualized basis for the first nine months of 2009.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2010	As of and for the Year Ended December 31, 2009
	(dollars in thousands)
Average loans outstanding	$1,060,214	$1,146,839

Total loans outstanding at end of period	$1,036,094	$1,079,263

Allowance for loan losses at beginning of period	$26,501	$25,105
Charge-offs:
Commercial:
Commercial	(944)	(2,833)
Commercial real estate	(24,513)	(1,175)
Real estate construction	(6,830)	(6,780)

Total commercial	(32,287)	(10,788)

Consumer:
Residential real estate first lien	(2,828)	(2,767)
Residential real estate second lien	(2,614)	(2,543)
Home equity lines	(1,600)	(1,820)
Consumer installment - indirect	(198)	(656)
Consumer other	(207)	(78)

Total consumer	(7,447)	(7,864)

Total charge-offs	(39,734)	(18,652)

Recoveries:
Commercial:
Commercial	831	2,917
Commercial real estate	17	—
Real estate construction	50	6

Total commercial	898	2,923

Consumer:
Residential real estate first lien	304	110
Residential real estate second lien	195	70
Home equity lines	100	131
Consumer installment - indirect	100	152
Consumer other	31	2

Total consumer	730	465

Total recoveries	1,628	3,388

Net charge-offs	(38,106)	(15,264)

Provision for loan losses	32,572	16,660

Allowance for loan losses at end of period	$20,967	$26,501

Ratio of net charge-offs to average loans	4.81%	1.33%
Ratio of allowance for loan losses to period end loans (excluding loans held-for-sale)	2.27	2.46
Ratio of allowance for loan losses to nonperforming loans (excluding loans held-for-sale)	88.89	73.64

Securities

Total securities were $254.0 million as of September 30, 2010, a decrease of $3.9 million, or 1.5%, compared with $257.8 million as of December 31, 2009. The decrease was due to a combination of calls or pay downs in the securities portfolio.

Deposits

Our deposits averaged $1.2 billion for the nine months ended September 30, 2010, an increase of $50.1 million, or 4.4%, over average deposits for the year ended December 31, 2009. As of September 30, 2010, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $768.7 million, or 62.4%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 22.4% of total deposits and deposits held-for-sale comprised 15.2%. As of September 30, 2010, total deposits increased $39.6 million, or 3.3%, to $1.2 billion compared with total deposits as of December 31, 2009. The increase was due primarily to an increase in noninterest-bearing demand deposits and occurred notwithstanding the sale of $50.5 million of deposits in the second quarter of 2010.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30, 2010		Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$178,591	—%	$152,873	—%
Interest checking	146,185	0.30	186,440	0.48
Money market and savings	252,601	0.74	273,188	1.09
Time deposits less than $100,000	129,793	2.45	200,493	3.33

Core deposits	707,170	0.78	812,994	1.30

Time deposits $100,000 and greater	254,514	2.24	308,546	3.14
Brokered deposits	24,524	2.59	28,924	2.69
Noninterest-bearing deposits held-for-sale	16,667	—	—	—
Interest-bearing deposits held-for-sale	197,668	1.74	—	—

Total deposits	$1,200,543	1.27%	$1,150,464	1.83%

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We utilize borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically advances from the Federal Home Loan Bank of Dallas (FHLB), which have terms ranging from overnight to several years. All borrowings from the FHLB are collateralized by a blanket lien on Encore Bank’s mortgage-related assets. At September 30, 2010, our available borrowing capacity with the FHLB was $203.9 million. Additionally, we borrow from customers using investment securities as collateral and have issued junior subordinated debentures to subsidiary trusts.

Our borrowings and repurchase agreements were $220.8 million as of September 30, 2010. The outstanding balance as of September 30, 2010 includes $207.6 million in long term advances and $13.2 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

Borrowings and repurchase agreements were $220.8 million as of September 30, 2010 compared to $220.6 million as of December 31, 2009. During the nine months ended September 30, 2010, we refinanced approximately $52.5 million of FHLB advances which were treated as exchanges of debt. As part of those transactions, we incurred prepayment penalties of $2.6 million, which were capitalized as part of the new advances and are being amortized over the life of the new advances.

The following table summarizes our two issues of junior subordinated debentures outstanding as of September 30, 2010:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of September 30, 2010	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
(dollars in thousands)

Encore Statutory Trust II	9/17/2003	$5,000	3.24%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033

Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the nine months ended September 30, 2010, our year-to-date average deposits were $1.2 billion, or 73.4% of average total assets.

Shareholders’ Equity

Shareholders’ equity decreased $17.0 million, or 9.1%, to $169.7 million as of September 30, 2010 compared with $186.7 million as of December 31, 2009, primarily due to our net loss.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. From time to time, we have issued trust preferred securities through a subsidiary trust either to fund organic growth or to support an acquisition. Trust preferred securities issued by us prior to May 19, 2010 can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of core capital elements. Any amount above this limit or issued on or after May 19, 2010 can be eligible for treatment as Tier 2 capital.

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

The following table presents capital amounts and ratios for us and Encore Bank as of September 30, 2010:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$148,743	9.18%	$64,807	4.00%	N/A	N/A
Tier 1 risk-based	148,743	13.53	43,984	4.00	N/A	N/A
Total risk-based	162,589	14.79	87,968	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$137,517	8.49%	$64,791	4.00%	$80,989	5.00%
Tier 1 risk-based	137,517	12.53	43,886	4.00	65,829	6.00
Total risk-based	151,342	13.79	87,771	8.00	109,714	10.00

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(b) Changes in Internal Control over Financial Reporting

During the third quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2010. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock issued under our 2000 Stock Incentive Plan and 2008 Stock Awards and Incentive Plan.

Month in 2010	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	530	$9.90	—	—
August	3,968	8.71	—	—
September	430	6.22	—	—

Total (1)	4,928	$8.62	—	—

(1)	The 4,928 shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on the vesting of restricted stock under our 2000 Stock Incentive Plan and 2008 Stock Awards and Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement)).
3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement).
3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).
3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement).
4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).
4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

November 5, 2010	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

November 5, 2010	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer