Form 10-K
period 2010-12-31
Encore Bancshares Inc
filed 2011-03-14
CIK 1319327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value as of June 30, 2010 (the last business day of registrant’s most recently completed second quarter) of the shares of common stock held by non-affiliates of the registrant was approximately $84.7 million based on the closing price of the common stock on such date.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of February 28, 2011 was 11.5 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2010, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ENCORE BANCSHARES, INC.

			Page
		PART I.

ITEM	1.	Business	3

ITEM	1A.	Risk Factors	26

ITEM	1B.	Unresolved Staff Comments	39

ITEM	2.	Properties	39

ITEM	3.	Legal Proceedings	40

ITEM	4.	Reserved	40

	PART II.

ITEM	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41

ITEM	6.	Selected Financial Data	44

ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	84

ITEM	8.	Financial Statements and Supplementary Data	84

ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	84

ITEM	9A.	Controls and Procedures	84

ITEM	9B.	Other Information	85

	PART III.

ITEM	10.	Directors, Executive Officers and Corporate Governance	86

ITEM	11.	Executive Compensation	86

ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86

ITEM	13.	Certain Relationships and Related Transactions and Director Independence	86

ITEM	14.	Principal Accounting Fees and Services	86

	PART IV.

ITEM	15.	Exhibits and Financial Statement Schedules	87

SIGNATURES			90

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” in Part II, Item 7 of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

General

Encore Bancshares, Inc. (we, the Company or our) is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to privately-owned businesses, professional firms, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary Encore Bank, National Association (Encore Bank), 11 private client offices in the greater Houston area. We also operate five wealth management offices and three insurance offices in Texas through Encore Trust, a division of Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), a subsidiary of Encore Bank, and Town & Country Insurance Agency, Inc. (Town & Country), a subsidiary of the Company. Our principal executive office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas 77046, and our telephone number is (713) 787-3100.

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

Sale of Florida Operations

We made the strategic decision to exit the Florida market because we believed the Houston market represented a better investment of our capital and a better risk profile. As a result of this decision, we have lower loan and deposit balances at December 31, 2010, and have experienced significantly higher expenses and provisions for loan losses during 2010 as we have sold or written down most of the Florida loan portfolio.

On March 15, 2010, Encore Bank executed two separate purchase and assumption agreements to sell certain assets and transfer certain liabilities of its Florida operations. The first agreement was with Ovation Holdings, Inc. (Ovation Holdings) and its subsidiary bank, National Bank of Southwest Florida (NBSWF), headquartered in Port Charlotte, Florida.

On December 31, 2010, NBSWF assumed approximately $180.8 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF also purchased approximately $61.5 million of loans as well as other assets, including premises and equipment. We recorded a $3.5 million write down of premises and equipment, a charge-off of $1.3 million related to the loans and a gain on sale of branches of $2.6 million.

The second agreement was with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Pursuant to this agreement, in May 2010, HomeBanc assumed approximately $50.5 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. We recorded a gain on sale of branches of $1.1 million.

In October 2010, Encore Bank sold $25.3 million of Florida loans in a bulk sale. These loans were classified as held-for-sale as of September 30, 2010 and were marked to market in the third quarter of 2010, resulting in a charge of $8.5 million, primarily to the allowance for loan losses. This pool of loans included $19.8 million of nonaccrual loans. As of December 31, 2010, we had $49.5 million in loans in Florida. Of these loans, $20.8 million are residential loans purchased to satisfy our Community Reinvestment Act requirements, $14.7 million are primarily commercial real estate loans and $4.4 million are consumer loans we expect to retain in the loan portfolio, and $9.6 million are loans held-for-sale. As of December 31, 2010, $11.3 million of the Florida loans were nonperforming.

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

Starting in September 2000, our new management team took action to transform the bank by aligning its assets and liabilities with our business strategies. We changed the name of the bank to Encore Bank in September 2001. We targeted privately-owned businesses, professional firms, investors and affluent individuals as clients, and initiated our strategy of providing them with superior service in a “private banking” environment. In four separate transactions in the period from December 2001 to September 2003, we sold all 24 branches located outside our target markets, disposing of $674.9 million in deposits and $50.8 million in real estate. While divesting these branches, we established new private client offices in our target markets. By December 2003, we had opened nine new private client offices in Texas and southwest Florida. We also recruited new lending officers and began changing our asset mix, replacing lower yielding investment securities and purchased mortgage loans with our own higher yielding originated loans. On the liability side, we actively solicited deposits, replacing brokered deposits with core deposits. To provide capital for growth, we completed our initial public offering in July 2007. Our net proceeds, including the sale of the overallotment shares, were $41.4 million. On December 5, 2008 in connection with our participation in the Capital Purchase Program (CPP), we issued and sold to the U.S. Department of Treasury (U.S. Treasury) (i) 34,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (Series A Preferred Stock), with a liquidation value of $1,000 per share, and (ii) a warrant (Warrant) to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash.

We continued our transformation by hiring our new President and our new Chief Lending Officer in June 2009 to focus our efforts on growing commercial banking business in the Houston market. These two executives have extensive banking and lending experience and provide us the expertise to expand our commercial lending platform. We have also added several new commercial lending officers to our team in Houston.

We currently have 11 private client offices in the greater Houston area. As of December 31, 2010, originated loans constituted 92.0% of our loan portfolio and core deposits constituted 75.2% of our total deposits. In addition to building out our core banking platform, we have also completed and integrated the following series of acquisitions to add wealth management and insurance services to our product offering:

Insurance. On April 30, 2004, we acquired Town & Country. The agency, with offices in Houston, Galveston and Fort Worth and approximately 8,200 clients, sells property and casualty insurance and is one of the largest independent agencies in the Houston area with a clientele that matches our target demographic. On January 1, 2005, Town & Country purchased certain assets and assumed certain liabilities of the Bumstead Insurance Agency, further enhancing the agency’s penetration of affluent households.

Trust. On March 31, 2005, we acquired National Fiduciary Services, N.A. and renamed the entity Encore Trust Company, N.A.,which subsequently became a division of Encore Bank (Encore Trust) as of June 30, 2007. Encore Trust provides personal trust services in the greater Houston metropolitan area, Dallas and Austin, Texas. As of December 31, 2010, Encore Trust had $997.9 million in assets under management.

Investment Management and Financial Planning. On August 31, 2005, we acquired Linscomb & Williams, an investment management and financial planning firm based in Houston. Founded in 1971, Linscomb & Williams is, in the opinion of management, one of Houston’s largest and most respected financial planning and investment management firms. As of December 31, 2010, Linscomb & Williams had $1.9 billion in assets under management and over 3,900 accounts.

Business Strategies

We intend to use the franchise we have built and the following strategies in an effort to continue to originate loans, increase deposits and improve profitability.

Optimize our deposit mix. Increasing business and personal checking (noninterest and interest checking, or transaction deposits) is key to our strategy of decreasing our funding costs and continuing to increase our net interest margin on a taxable-equivalent basis from 2.93% for the year ended December 31, 2010. We have increased our business demand deposits, which has resulted largely from our continued growth in lending to privately-owned businesses and professional firms and our offering of cash management services. We have increased our transaction deposits to $393.6 million, or 37.5% of total deposits, as of December 31, 2010 from $323.2 million, or 31.3% of total deposits, as of December 31, 2006, a compounded annual growth rate of 5.1%. We believe that increasing our core deposits will help reduce our cost of deposits.

Continue to increase loan originations. Since the sale of our Florida operations, we intend to focus on generating commercial loans in Houston because of the opportunity to add business demand deposits and the relative good performance of the Houston economy. To that end, in 2009 we hired several experienced lenders to enhance our penetration of the business and private banking sectors. During 2010, we grew commercial loans 12.0% in our Texas market.

Expand wealth management and insurance businesses. We believe that our ability to offer sophisticated wealth management products and services within a high-touch community bank framework gives us a competitive advantage over traditional brokerage firms. We believe that the recent recession and stock market turmoil have created confusion and lack of trust in Wall Street. For many prospective clients, the current environment highlights the distinction of holistic wealth management approaches compared with a more limited scope in investment management. This environment offers us the opportunity to market our objective wealth management services and to offer prospects a second opinion in this financial situation. However, we expect that fluctuations in market value could impact our overall levels of assets under management in the short term.

Cost containment. During 2010, we have experienced increased costs related to managing problem assets, higher Federal Deposit Insurance Corporation (FDIC) assessments, and costs related to the sale of our Florida operations. Our goal for the next several years is to return to a more normalized level of expenses and improve our efficiency ratio. We have invested in our commercial lending platform in Houston during the past two years, which we expect will be sufficient to sustain our growth for the next several years.

Acquire compatible banks and financial services companies. We intend to continue to explore acquisition opportunities for bank and financial service companies, but will be selective in the acquisitions we pursue. We will focus on targets within our existing footprint with significant core deposits and/or a potential client base compatible with our operating philosophy.

Operating Philosophy

We focus on providing our banking, wealth management and insurance products and services to privately-owned businesses, professional firms, investors and affluent individuals. These clients include entrepreneurs, attorneys, doctors and other professionals, real estate developers, executives, and high net worth families and their business interests. Our business clients operate in a variety of industries and are generally small businesses with revenues of less than $50 million. Our individual clients generally have a net worth of between $500,000 and $20 million. We offer a broad array of products and services tailored to the objectives of our target clients, ranging from checking accounts to state-of-the-art cash management to commercial loans to sophisticated financial and estate planning, all within a high-touch community bank framework.

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

Banking Services

Lending Activities

We specialize in lending to privately-owned businesses, professional firms, investors and affluent individuals. The types of loans we make to businesses include commercial loans, commercial real estate loans, real estate construction loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. We intend to focus our lending efforts on commercial-related loans, because they are generally more profitable and often generate a deposit relationship. These loans are primarily originated in Houston. The types of loans we make to individuals include residential mortgage loans and mortgage loans on investment and vacation properties, unsecured and secured personal lines of credit, home equity lines of credit and overdraft protection.

The following is a discussion of our major types of lending:

Commercial Loans

Our commercial loans are primarily made within our market area and are underwritten on the basis of the borrower’s ability to service the debt from cash flow. We make both secured and unsecured commercial loans. For secured commercial loans, we generally take as collateral a lien on accounts receivable, inventory, equipment, or other assets owned by the borrower and obtain the personal guaranty of the business owner. Underwriting commercial loans focuses on an analysis of cash flow, including primary and secondary sources of repayment, and the stability of the underlying business which provides the cash flow stream for debt service. Coupled with this analysis is an assessment of the financial strength of the guarantor, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions, industry trends and the collateral securing the loan. We require a first lien position in all collateral, and the loan to value ratio of commercial loans varies based on the collateral securing the loan. Generally, loans collateralized by accounts receivable are financed at 50% to 80% of accounts receivable less than 90 days past due. Loans collateralized by inventory will be made at 25% to 50% of the inventory value. We offer a broad range of short- to medium-term commercial loans that generally have floating interest rates. As of December 31, 2010, we had $147.1 million in commercial loans, which represented 15.8% of our total loans.

Commercial Real Estate Loans

In addition to commercial loans, we originate commercial real estate mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate lending involves large loan principal amounts, and the repayment of these loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered in assets other than the project we are financing.

Our commercial real estate loans are generally secured by first liens on real estate and, if rental property, an assignment of the lease, have fixed or floating interest rates and amortize over a 10- to 25-year period with balloon payments due at the end of one to ten years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.

In underwriting commercial real estate loans, we seek to minimize the risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions and industry trends. Our policies require us to visit properties on an annual basis, but our practice is to conduct more frequent visits of properties if possible. Generally, we will originate commercial real estate loans in an amount up to 80% of the value of improved property. As of December 31, 2010, we had $166.0 million in commercial real estate loans, which represented 17.8% of our total loans.

Residential Real Estate Loans

Our lending activities also include the origination of first and second lien residential real estate loans that we consider to be predominately prime, collateralized by residential real estate that is located primarily in our market area. We offer a variety of mortgage loan products which generally are amortized over 15 to 30 years. We originate second mortgage loans through a network of brokers, primarily in the Houston, Dallas and Austin, Texas markets.

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

Our second lien residential real estate loans are collateralized by 1-4 family residential real estate, located primarily in the Texas markets of Houston, Dallas and Austin. These loans are predominantly prime (FICO score of 700 or greater) and used as supplemental funding in the purchase of a home. Though these loans represent a second lien position on the collateral, we generally underwrite these loans with full documentation and an average combined loan to value of less than 90%. Historically, until the third quarter of 2007, we sold most of our second mortgage loans into the secondary market within 60 days of production, but as a result of the disruption in the mortgage market beginning in 2007 and continuing through 2010, have elected to retain them in our loan portfolio. Although we have no current plans to resume the ongoing sale of our second mortgage loans, as opportunities occur, we have sold some second mortgage loans into the secondary market.

For the year ended December 31, 2010, we originated $128.4 million in residential real estate loans, sold $35.7 million of these loans and recognized $618,000 in gains on such sales.

Since 2000, we purchased residential mortgage loans serviced by others in order to build our loan portfolio and leverage our capital. We have not purchased any loans with evidence of deterioration of credit quality for which it was probable, at acquisition date, that we would be unable to collect all contractually required payments.

We do not intend to purchase such loans in the future, as it is inconsistent with our goal of developing client relationships. As of December 31, 2010, we had $74.1 million in purchased residential real estate loans, which represented 15.6% of our residential real estate loans.

As of December 31, 2010, our residential real estate loan portfolio was $475.3 million, which represented 51.0% of our total loans. Of this amount, $68.8 million is repriceable in one year or less and an additional $83.6 million is repriceable in greater than one year to five years.

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

As of December 31, 2010, real estate construction loans totaled $46.3 million, which represented 5.0% of our total loans. Of this total, $39.8 million in real estate construction were land loans, $757,000 were to finance residential construction with an identified purchaser, $3.7 million were to finance residential construction with no identified purchaser and $2.1 million were to finance commercial construction.

Consumer Loans

Substantially all of our other consumer loan origination function exists to support client relationships. We provide a variety of consumer loans, including automobile loans, personal loans and lines of credit (secured and unsecured), and deposit account collateralized loans. The terms of these loans typically range from 1 to 10 years and vary based upon the nature of the collateral and size of the loan.

From 2002 through 2005, we originated indirect automobile and boat loans. We eliminated this lending function in the third quarter of 2005, as this type of lending was not consistent with our goal of developing client relationships. As of December 31, 2010, we had $4.7 million in consumer installment-indirect loans, which represented 0.5% of our total loans.

Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2010, we had $20.5 million in other consumer loans, excluding indirect automobile and boat loans, which represented 2.2% of our total loans.

Underwriting Strategy

While Encore Bank’s legal lending limit for loans to one borrower as of December 31, 2010 was $17.8 million, we generally operate within an internal lending guideline equal to slightly more than half of our legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loans with relationships over the lending authority of the account officer must be approved by the loan committee, which includes Encore Bank’s Chairman of the Board, President and Chief Executive Officer, and loans with a total relationship exceeding $7.5 million must be approved by the board of directors of Encore Bank.

Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. When making consumer loans, we use standard credit scoring systems to assess the credit risk of consumers. Our loan committee meets bi-weekly to evaluate applications for new and renewed loans, or modifications to loans, in which the loan relationship is above an individual loan officer’s approval authority. Our strategy for approving or disapproving loans is to follow conservative loan policies and prudent underwriting practices which include:

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

Deposits

Deposits are our principal source of funds for use in lending and for other general business purposes. We provide checking, savings, money market accounts, time deposits ranging from 7 days to five years, and individual retirement accounts. For businesses, we provide a range of cash management products and services. As of December 31, 2010, core deposits (which consist of noninterest-bearing deposits, interest checking, money market savings and time deposits less than $100,000) were $790.1 million, or 75.2% of total deposits, while time deposits $100,000 and greater and brokered deposits made up 22.8% and 2.0% of total deposits, respectively. We attempt to price our deposit products in order to promote core deposit growth and maintain our liquidity requirements in order to satisfy client needs.

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We borrow from the Federal Home Loan Bank of Dallas (FHLB) pursuant to a blanket lien based on the value of our loans and securities. These borrowings provide term funding at a competitive cost and are primarily used to fund loans with longer durations. As of December 31, 2010, we had $207.7 million in long-term borrowings from the FHLB with remaining maturity of greater than one year, $95.0 million of which have various call dates prior to the maturity date.

We also obtain other overnight borrowed funds under arrangements with certain clients and investment banks whereby investment securities are sold under an agreement to repurchase the next business day. These borrowing arrangements are collateralized by pledging applicable investment securities. As of December 31, 2010, we had $12.1 million in repurchase agreements.

In addition, we have raised additional regulatory capital through the issuance of junior subordinated debentures in connection with trust preferred securities issuances by separate non-consolidated statutory trust subsidiaries in September 2003 and April 2007.

Wealth Management Services

We provide a wide variety of wealth management services to our clients through our subsidiary, Linscomb & Williams, and the trust division of Encore Bank, Encore Trust, which we manage as one segment. As of December 31, 2010, we had $2.9 billion in assets under management in our wealth management group.

Linscomb & Williams

Linscomb & Williams is an investment management and financial planning firm that operates primarily in the Houston market. Linscomb & Williams provides fee-based financial planning services for clients and investment management services for a quarterly management fee based on the value of assets in the account. The majority of Linscomb & Williams’ fees originate from investment management services. Linscomb & Williams has been in Houston since 1971 and all of the senior staff from the firm have remained with our company since we acquired it in August 2005. As of December 31, 2010, Linscomb & Williams had $1.9 billion in assets under management and over 3,900 accounts.

Through Linscomb & Williams, we offer personal financial planning based on a comprehensive review and coordination of a client’s financial situation and objectives that may include asset preservation/protection, employee benefits, estate planning, investments and asset allocation, retirement planning, risk management and insurance and tax planning. We also assist our clients in preparing for special situations by offering financial planning tailored to specific events such as charitable giving, death of a spouse, divorce, education funding, executive benefits/stock options, inheritance, legal settlements, long-term care, retirement plan distributions and wealth transfer. Additionally, we provide financial services for businesses through financial counseling for employees, financial planning for executives and financial workshops for employees.

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

Encore Bank’s Trust Division

Encore Trust became a division of Encore Bank as of June 30, 2007 in connection with the merger of Encore Bank with Encore Trust Company, N.A. Prior to this merger, Encore Trust Company, N.A. was a subsidiary of Encore Bank. Encore Trust provides trust services primarily to individuals in Houston, Austin and Dallas. The personal trust business focuses primarily on the Houston market to service the needs of individuals. We also administer court-appointed trusts on behalf of individuals in Houston, Austin and Dallas who receive monetary awards. As of December 31, 2010, Encore Trust had $997.9 million in assets under management.

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

Insurance

We offer a wide variety of personal and commercial property and casualty insurance products through our insurance agency, Town & Country. With offices in Houston, Galveston and Fort Worth, Town & Country has been providing personal and commercial insurance for over 40 years. As of December 31, 2010, we had approximately 8,200 insurance clients and were one of the largest independent insurance agencies in the Houston metropolitan area. Town & Country provides commercial, personal, and life and health insurance for businesses and individuals through a staff of 35 licensed and experienced insurance professionals. Our independent insurance professionals can help clients select the coverage and price best suited to their particular needs. In addition to home, auto, business and life insurance, we also offer condominium and renters insurance, fine art coverage, personal umbrella policies and boat insurance. Our commercial coverages include general liability, auto liability, workers compensation, property, professional liability, directors and officers liability and accounts receivable coverage. Our insurance partners include Chubb Group, Fidelity National Financial, America First, Liberty Mutual, ACE, Hanover Insurance, Progressive, Texas Mutual Insurance Company, Travelers, The Hartford, Republic, Safeco, Utica National, Zurich Insurance, Lloyds and others.

Competition

The banking, wealth management and insurance businesses are highly competitive, and our profitability depends principally on our ability to compete in the market area in which we are located. In our banking business, we experience substantial competition in attracting and retaining deposits and in originating loans. The primary factors we encounter in competing for deposits are convenient office locations and rates offered. Direct competition for deposits comes from other commercial banks and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among other things, the interest rate, loan origination fees and the range of services offered. Competition for loans normally comes from other commercial banks, thrift institutions, mortgage bankers and mortgage brokers, and insurance companies. We believe that we have been able to compete effectively with other financial institutions by emphasizing client service, by establishing long-term relationships and building client loyalty, and by providing products and services designed to address the specific needs of our clients.

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

Our loan and deposit rates are set by market area, which enables us to respond timely to the local market conditions. We closely monitor competitor responses regarding our rates and product types to ensure that we are emphasizing the most effective products and utilizing the most efficient rates in each market. Ultimately, we seek to balance the rate levels in each region to achieve the appropriate overall target cost of funds.

In providing wealth management services, we compete with a wide variety of firms including national and regional investment management and financial planning firms, broker-dealers, accounting firms, trust companies, and law firms. Many of these companies have greater resources and may already have relationships with our clients in related product areas. We believe that our ability to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, price, and investment performance. These factors are also the basis for competition in the insurance industry. With respect to our insurance business, some of Town & Country’s competitors are larger and have greater resources than we do and operate on an international scale. We are also in competition with insurance providers that write insurance directly for their customers as well as companies that provide self-insurance and other employer-sponsored programs.

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

Under Federal Reserve policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) codifies this policy as a statutory requirement. Under this requirement, we are expected to commit resources to support Encore Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among other things, numerous services and functions performed in connection with lending, investing and financial counseling and tax planning. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The GLBA, effective March 11, 2000, eliminated many of the historical barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve if each of its subsidiary banks is well capitalized under the prompt-corrective-action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977. We became a financial holding company on July 21, 2008.

Beginning in July 2011, our financial holding company status will also depend upon our maintaining our status as “well capitalized” and “well managed’ under applicable Federal Reserve regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve may require divestiture of the holding company’s depository institutions and/or its non-bank subsidiaries if the deficiencies persist.

While the Federal Reserve is the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

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

Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance and unrealized holding gains on certain equity securities.

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2010, our ratio of Tier 1 capital to total risk-weighted assets was 12.83% and our ratio of total capital to total risk-weighted assets was 14.09%.

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2010, our leverage ratio was 8.10%.

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

Proposed Revisions to Capital Adequacy Requirements. The Dodd-Frank Act requires the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the FDIC to adopt regulations imposing a continuing “floor” of the 1988 capital accord (Basel I) of the Basel Committee on Banking Supervision (Basel Committee) capital requirements in cases where the 2004 Basel Committee capital accord (Basel II) capital requirements and any changes in capital regulations resulting from Basel III (defined below) otherwise would permit lower requirements. In December 2010, the Federal Reserve, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (Basel III). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). Basel III also provides for a “countercyclical capital buffer” that would be added to the capital conservation buffer generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms could change before implementation.

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

In addition, the CBCA prohibits any entity from acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the prior approval of the Federal Reserve. In most circumstances, an entity that owns 25% or more of the voting securities of a banking organization owns enough of the capital resources to have a controlling influence over such banking organization for purposes of the CBCA. On September 22, 2008, the Federal Reserve issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve to generally be able to conclude that an entity’s investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, based on the policy statement, the Federal Reserve will permit noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

Encore Bank

On March 30, 2007, Encore Bank converted from a federal savings association to a national bank. As a national banking association, the deposits of Encore Bank are insured by the DIF of the FDIC. Encore Bank’s primary regulator is the OCC. By virtue of the insurance of its deposits, however, Encore Bank is also subject to supervision and regulation by the FDIC. In addition, because Encore Bank is also a member of the Federal Reserve System, it is subject to regulation pursuant to the Federal Reserve Act. Such supervision and regulation subjects Encore Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the OCC. Because the Federal Reserve regulates us as a holding company parent of Encore Bank, the Federal Reserve’s supervisory authority over us directly affects Encore Bank.

Financial Modernization. Under the GLBA, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a Community Reinvestment Act (CRA) rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better. Currently, Encore Bank has a CRA rating of satisfactory.

Branching. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Restrictions on Transactions with Affiliates and Insiders. Transactions between Encore Bank and its non-banking affiliates, including us, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with that bank. In general, Section 23A imposes limits on the amount of such transactions to 10% of Encore Bank’s capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by our securities or obligations of our non-banking subsidiaries. Commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Capital adequacy requirements serve to limit the amount of dividends that may be paid by Encore Bank to us as its parent company. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2010, Encore Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by that bank in any calendar year exceeds the total of that bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, Encore Bank cannot pay a dividend if, after paying the dividend, it will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though Encore Bank would continue to meet its capital requirements after the dividend.

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

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with accounting principles generally accepted in the U.S., management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the OCC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of $3 billion or more, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees, consisting of outside directors only, be formed. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large clients.

Capital Adequacy Requirements. Similar to the Federal Reserve’s requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2010, Encore Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.78% and its ratio of total capital to total risk-weighted assets was 13.04%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2010, Encore Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.41%.

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

Deposit Insurance Assessments. Substantially all of the deposits of Encore Bank are insured up to applicable limits by the DIF of the FDIC and Encore Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. The FDIC maintains the DIF by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within 5 years. The designated reserve ratio is currently set at 2.00%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors. Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and the initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In November 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment, which totaled $7.5 million for us, was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. As of December 31, 2010, $4.3 million in prepaid assessments is included in other assets in the accompanying consolidated balance sheet.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected. The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject us or our banking subsidiary, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.

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

Community Reinvestment Act. Under the Community Reinvestment Act as implemented by Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. In February 2009, Encore Bank received a satisfactory rating in meeting community credit needs under the CRA in our most recent examination for CRA performance.

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

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Legislative Initiatives

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and State Legislatures. Such initiatives may change banking statutes and the operating environment for us and Encore Bank in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Encore Bank. A change in statutes, regulations or regulatory policies applicable to us or Encore Bank could have a material effect on the financial condition, results of operations or business of our company and Encore Bank.

Dodd-Frank Act. In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010. Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for us to anticipate the overall financial impact to us or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

•	Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	Apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require us to deduct all trust preferred securities issued on or after May 19, 2010 from our Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

•	Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

•

Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

•

Permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Require financial holding companies, such as the Company, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state;

•	Eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•

Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increase the authority of the Federal Reserve to examine us and our non-bank subsidiaries.

Management is actively reviewing the provisions of the Dodd–Frank Act and assessing its probable impact on our business, financial condition and results of operations. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require us to seek other sources of capital in the future. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Incentive Compensation. In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on February 7, 2011, the FDIC proposed an interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

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

In addition, the United States government, particularly the U.S. Treasury and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. One such law, the Emergency Economic Stabilization Act of 2008 (EESA) granted the U.S. Treasury the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and included several programs, including many of the programs described below. We cannot predict at this time the effect that the recent legislative initiatives may have on our business, financial condition or results of operations.

U.S. Treasury Capital Purchase Program. On October 3, 2008, the ESSA (initially introduced as the Troubled Asset Relief Program or TARP) was enacted. TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced the CPP, which provides for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for the purchase by the U.S. Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a participant’s risk-weighted assets. The CPP also requires a public company participant to issue to the U.S. Treasury warrants to purchase common stock equal to 15% of the capital invested by the U.S. Treasury. We elected to participate in the CPP, and on December 5, 2008, we issued and sold to the U.S. Treasury (i) 34,000 shares of Series A Preferred Stock and (ii) a Warrant to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash.

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

Employees

As of December 31, 2010, we had 315 full-time employees. Management considers our relations with employees to be good. Neither we nor Encore Bank or any of its subsidiaries are a party to any collective bargaining agreement.

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

Risks Associated With Our Business

We may continue to experience losses in our remaining Florida loans which could adversely affect our financial condition and results of operations.

As of December 31, 2010, we had $49.5 million of loans to borrowers in Florida, which was 5.3% of total loans at such date. Of these loans, $9.6 million were held-for-sale and $11.3 million were nonperforming loans. We incurred $8.6 million in write downs on Florida loans held-for-sale in 2010. Although we have marked our nonperforming and held-for-sale Florida loan portfolios to either market value or the value of the underlying collateral, further deterioration in this market may continue, which could result in additional write downs. We also may not be able to sell the held-for-sale loans at the estimated market value. Further, the $39.9 million of loans not held-for-sale, which include primarily residential real estate, commercial real estate and consumer loans, are subject to the risks related to the particular loan type as well as the economic conditions in Florida, which have declined significantly in the past several years, particularly with respect to commercial and residential real estate values. If we are required to recognize losses or write downs of assets in these Florida loans, it could adversely affect our financial condition and results of operations.

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of residential real estate, construction and commercial real estate loans and resulted in significant write downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

While economic conditions in Texas and the U.S., and to a lesser extent Florida, are showing signs of recovery, there can be no assurance that these difficult conditions will continue to improve. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations.

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

Approximately 80.3% of our loan portfolio as of December 31, 2010 was comprised of loans collateralized by real estate, with 81.2% of the real estate located in Texas and 5.3% located in Florida. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate markets in Florida, and to a lesser extent, Texas, have deteriorated in the last several years. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots and finished homes in many markets, including those where we do business. As of December 31, 2010, we had $46.3 million, or 5.0%, of our total loans in real estate construction loans. Of this amount, $39.8 million were land loans, $757,000 were made to finance residential construction with an identified purchaser and $3.7 million were made to finance residential construction with no identified purchaser. Substantially all of these loans are located in the Houston area. Further, $2.1 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a proportion of our portfolio. As of December 31, 2010, commercial real estate and commercial loans totaled $313.1 million. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

The allowance for loan losses is an estimate of losses incurred through year end. As the losses are confirmed, it is possible that additional loss provisions may be needed in future periods to refine that estimate, which will be made in addition to the regular provision for estimated losses in those periods. Loans totaling $716.8 million, or 77.0%, of our loan portfolio as of December 31, 2010 represent loans originated since the beginning of 2006 and $74.1 million, or 8.0%, of our loan portfolio represents purchased loans. As a lender, we are exposed to the risk that our loan clients may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover an estimate of loan losses incurred in the loan portfolio at the balance sheet date. In determining the size of the allowance, we rely, among other factors, on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary in future loss provisions. A material addition to the allowance for loan losses to correct for a material change in the estimate could cause our results of operations to be negatively affected.

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

Our profitability depends on the general economic conditions in our primary market in Texas and in southwest Florida where we have loans. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in the greater Houston area, including Harris, Ft. Bend and Montgomery counties. As of December 31, 2010, $579.3 million, or 84.2%, of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in Texas and $35.0 million, or 5.1% of such loans (which includes $20.8 million in purchased loans and excludes loans held-for-sale) were made to borrowers in Florida. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in either of these regions slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. In the last several years, economic conditions in Florida and, to a lesser extent, Texas have declined and if either of these regions experiences a downturn or a recession for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

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

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly depleted the FDIC’s DIF, resulting in a decline in the ratio of reserves to insured deposits to historical lows. The FDIC anticipates that additional insured depository institutions are likely to fail in the foreseeable future so the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000. These developments have caused the premiums assessed on us by the FDIC to increase and materially increase our noninterest expense.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected. The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

It is possible that our FDIC assessments could increase under these final regulations and could have an adverse impact on our results of operations. For the year ended December 31, 2010, our FDIC insurance related costs were $3.7 million compared with $2.1 million and $161,000 for the years ended December 31, 2009 and 2008. The FDIC insurance related cost for 2009 included $478,000 in prepaid assessments related to the fourth quarter of 2009 that would otherwise have been payable in the first quarter of 2010 and $684,000 related to the special assessment paid in September 2009. The increase was also a result of the expiration of credits used in previous years.

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

We determine impairment by comparing the fair value of the reporting unit with the carrying amount of that reporting unit. If the carrying amount of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized based upon our calculation of the implied fair value of goodwill. Any such adjustments are reflected in our results of operations in the periods in which they become known. At December 31, 2010, our goodwill totaled $35.8 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write downs, which may have a material adverse effect on our financial condition and results of operations.

Future losses or insufficient core earnings may result in our inability to fully realize our net deferred tax asset, which could have a material adverse effect on our earnings and capital.

As of December 31, 2010, we had a net deferred tax asset of $22.1 million. We regularly assess the realization of our deferred tax asset and are required to record a valuation allowance if it is more likely than not that we will not realize all or a portion of the deferred tax asset. Our assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings (earnings that exclude non-recurring income items) capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income require us to apply significant judgment and are inherently speculative because they require estimates that cannot be made with certainty.

We did not establish a valuation allowance against the net deferred tax asset as of December 31, 2010 as management believes that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we would incur a charge to operations that could have a material adverse effect on our earnings and capital.

The properties that we own and our foreclosed real estate assets could subject us to environmental risks and associated costs.

There is a risk that hazardous substances or wastes, contaminants, pollutants or other environmentally restricted substances could be discovered on our properties or our foreclosed assets (particularly in the case of real estate loans). In this event, we might be required to remove the substances from the affected properties or to engage in abatement procedures at our sole cost and expense. Besides being liable under applicable federal and state statutes for our own conduct, we may also be held liable under certain circumstances for actions of borrowers or other third parties with respect to property that collateralizes one or more of our loans or property that we own. Potential environmental liability could include the cost of remediation and also damages for any injuries caused to third parties. We cannot assure you that the cost of removal or abatement will not substantially exceed the value of the affected properties or the loans secured by those properties, that we would have adequate remedies against prior owners or other responsible parties or that we would be able to resell the affected properties either prior to or following completion of any such removal or abatement procedures. If material environmental problems are discovered prior to foreclosure, we generally will not foreclose on the related collateral.

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

As of December 31, 2010, we were liability sensitive, meaning that our interest-bearing liabilities reprice more quickly than our interest-earning assets, so in the event of an increase in interest rates, our net interest income will be affected negatively. Although our asset liability management strategy is designed to control our risk from changes in market interest rates, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

The wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and results of operations.

For the year ended December 31, 2010, we received $19.0 million in fees from our wealth management business, which represented 59.8% of our total noninterest income. We derive our revenues from this business primarily from investment management fees based on assets under management and, to a lesser extent, fee-based financial planning services. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, and competition from investment management companies.

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

Linscomb & Williams derived 97.2% of its revenue for the year ended December 31, 2010 from investment advisory contracts with its clients. These contracts are typically terminable by clients without penalty upon relatively short notice (generally not more than 60 days). Our wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that Linscomb & Williams’ management will be able to retain all of their clients. If its clients terminate their investment advisory contracts, Linscomb & Williams, and consequently we, could lose a significant portion of our revenues.

Our insurance agency’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could adversely affect our operations and revenues.

Our insurance agency subsidiary, Town & Country, is engaged in insurance agency and brokerage activities. For the year ended December 31, 2010, Town & Country received $5.8 million in commissions and fees, which represented 18.2% of our total noninterest income. Town & Country derives revenues primarily from commissions paid by the insurance underwriters on the sale of insurance products to clients. These commissions are highly dependent on the premiums charged by insurance underwriters, which historically have been cyclical in nature, vary by region and display a high degree of volatility based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within Town & Country’s control, include the capacity of insurance underwriters to place new business, non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability to consumers of alternative insurance products, such as government benefits and self-insurance plans.

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

We believe that our success to date and our prospects for future success in our banking, wealth management and insurance businesses depend significantly on the continued services and performance of our Chief Executive Officer, James S. D’Agostino, Jr., our President, Preston Moore, and the other members of our senior management team. While we have granted restricted stock to, and have change in control agreements with, certain key officers, our ability to retain such officers may be hindered by the fact that we have not entered into employment or non-competition agreements with most of them. Therefore, they may terminate their employment with us at any time, and we could have difficulty replacing such officers with persons who are experienced in the specialized aspects of our business or who have ties to the communities within our primary market areas.

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

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect our powers, authority and operations, or the powers, authority and operations of Encore Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on us. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

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

Quantitative measures established by regulation to ensure capital adequacy require Encore Bank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets, also known as the leverage ratio. As of December 31, 2010, Encore Bank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, a bank must generally maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the OCC could require Encore Bank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2010, Encore Bank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 7.41%, 11.78% and 13.04%.

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

In addition, as discussed above in “Supervision and Regulation—Encore Bancshares, Inc.—Proposed Revisions to Capital Adequacy Requirements,” the possible future implementation of Basel III could require us to maintain substantially more capital with a greater emphasis on common equity.

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

We may be adversely affected by the soundness of other financial institutions.

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

As of February 28, 2011, our directors and executive officers beneficially own 23.4% of the outstanding shares of our common stock. Accordingly, these directors and executive officers are able to control, to a significant extent, the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay any dividends on our common stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Additionally, we received notice from the Federal Reserve that it must approve any dividends to be paid on our common stock and Series A Preferred Stock and any interest payments with respect to our junior subordinated debentures. If we fail to pay dividends on our Series A Preferred Stock or interest on our junior subordinated debentures, we will be prohibited from paying dividends on our common stock.

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

Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, we are prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Further, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. The Federal Reserve has notified us that we must seek approval prior to paying any dividends on such preferred stock.

The holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have two issues of junior subordinated debentures outstanding, with an aggregate liquidation amount totaling $20.6 million related to the issuance of trust preferred securities by our non-consolidated subsidiary trusts, which are treated as capital for regulatory ratio compliance purposes. Although these securities are viewed as capital for regulatory purposes, they are debt securities and have provisions which, in the event of noncompliance, could have an adverse effect on our operations. For example, these securities permit us to defer the periodic payment of interest for various periods, but if such payments are deferred, we would be prohibited from paying cash dividends on our common stock during deferral periods and until deferred interest is paid. Future payment of interest depends upon the earnings of Encore Bank and its subsidiaries and dividends from Encore Bank to us, which may be inadequate to service the obligations. Further, the Federal Reserve has notified us that we must seek approval prior to making any interest payments with respect to our junior subordinated debentures.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 11 private client offices through Encore Bank. We also operate four offices of Encore Trust, three offices of Town & Country and one office of Linscomb & Williams. We lease all of our locations, except with respect to our private client offices located in the Houston area at 6330 San Felipe, 5815 Kirby, 3754 Westheimer and 5548 FM 1960 West, where in each location we own the building and lease the underlying land. Our principal office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas, 77046. The following table sets forth our banking, wealth management and insurance office locations, the date we opened or acquired them, and, with respect to our private client offices, the amount of deposits:

Type of Office	Date Opened/ Acquired	Deposits as of December 31, 2010
		(dollars in thousands)
Private Client Offices
Houston, Texas
12520 Memorial Drive	11/01/2000	$158,115
2049 West Gray	8/01/2002	74,851
6330 San Felipe	3/17/2003	81,613
909 Fannin, Suite 1350	8/04/2003	98,834
6400 Fannin, Suite 222	2/15/2007	19,154
5815 Kirby	1/20/2004	85,097
3754 Westheimer	1/05/2004	48,143
5548 FM 1960 West	7/14/2003	76,183
Nine Greenway Plaza, Suite 110	3/21/2005	332,797
Sugar Land, Texas
4647 Sweetwater Blvd., Suite A.	5/30/2006	27,993
The Woodlands, Texas
9595 Six Pines Drive, Suite 1500	9/07/2004	47,664

Encore Trust Offices
Houston, Texas
11000 Richmond, Suite 215	3/31/2005	N/A
Nine Greenway Plaza, Suite 1000	3/31/2005	N/A
Dallas, Texas
5950 Sherry Lane, Suite 540	3/31/2005	N/A
Austin, Texas
100 Congress Ave., Suite 2100	3/31/2005	N/A

Town & Country Offices
Houston, Texas
10575 Katy Freeway, Suite 150	4/30/2004	N/A
Galveston, Texas
1605 Tremont	4/30/2004	N/A
Ft. Worth, Texas
3417 Hulen Street, Suite 201	4/01/2006	N/A

Linscomb & Williams Office
Houston, Texas
1400 Post Oak Blvd., Suite 1000	8/31/2005	N/A

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “EBTX”. The following table presents the high and low intra-day sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated:

	2010		2009
	High	Low	High	Low
First Quarter	$10.88	$7.94	$11.25	$4.29
Second Quarter	11.44	8.84	11.00	6.24
Third Quarter	10.75	5.90	9.60	6.86
Fourth Quarter	10.40	6.59	8.96	7.53

As of February 28, 2011, we had 11.5 million shares outstanding and 152 shareholders of record. The number of beneficial owners is unknown to us at this time.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for that purpose. We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay dividends on our common stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Additionally, we received notice from the Federal Reserve that it must approve any dividends to be paid on our common stock and Series A Preferred Stock and any interest payments with respect to the junior subordinated debentures underlying our trust preferred securities. If we fail to pay dividends on our Series A Preferred Stock or interest on our junior subordinated debentures, we will be prohibited from paying dividends on our common stock.

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

In addition, the terms of our junior subordinated debentures may limit our ability to pay dividends on our common stock. Also, beginning on December 5, 2008 when we acquired our Series A Preferred Stock from the U.S. Treasury, and until (i) the third anniversary of the U.S. Treasury’s investment, (ii) we have redeemed the Series A Preferred Stock or (iii) the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Also, as long as the Series A Preferred Stock is outstanding, dividend payments on our common stock will be prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to equity compensation plans approved by shareholders under which our common stock is authorized for issuance. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	818,750	$10.04	33,989
Equity compensation plans not approved by security holders	—	—	—

Total	818,750	$10.04	33,989

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock made by us during the fourth quarter of 2010:

Month in 2010	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October	—	$—	N/A	N/A
November	1,736	8.47	N/A	N/A
December	5,166	9.96	N/A	N/A

Total	6,902	$9.59	N/A	N/A

(1)	All shares of common stock reported in the table above were repurchased by us at the fair market value of our common stock in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our key employees and directors.
(2)	We have no publicly announced plans or programs.

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on our common stock for the period since our shares of common stock were registered under Section 12 of the Exchange Act on July 17, 2007 to December 31, 2010, with the cumulative total return of the Russell 2000 Index and KBW Bank Index for the same period. This presentation assumes that the value of the investment in our common stock and each index on July 17, 2007 was $100.00 and that subsequent cash dividends were reinvested. The historical stock price performance of our common stock shown on the graph below is not necessarily indicative of future stock price performance.

	Period Ending
Index	7/17/07	12/31/07	12/31/08	12/31/09	12/31/10
Encore Bancshares, Inc.	$100.00	$95.19	$52.38	$38.19	$48.86
KBW Bank Index	100.00	78.27	39.15	37.73	46.12
Russell 2000	100.00	90.13	58.77	73.58	92.21

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

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except per share data)
Operations Statement Data:
Interest income	$68,803	$77,226	$81,271	$81,427	$75,810
Interest expense	24,304	30,731	36,997	47,252	45,637

Net interest income	44,499	46,495	44,274	34,175	30,173
Provision for loan losses	35,169	16,660	29,175	4,029	3,491

Net interest income after provision for loan losses	9,330	29,835	15,099	30,146	26,682
Noninterest income	31,743	27,337	22,945	30,903	34,926
Noninterest expense	78,600	54,424	51,006	50,544	50,181

Net earnings (loss) before income taxes	(37,527)	2,748	(12,962)	10,505	11,427
Income tax expense (benefit)	(13,297)	962	(4,888)	3,121	3,949

Net earnings (loss)	$(24,230)	$1,786	$(8,074)	$7,384	$7,478

Earnings (loss) available to common shareholders	$(26,454)	$(428)	$(8,240)	$7,384	$7,478

Common Share Data:
Basic earnings (loss) per share	$(2.37)	$(0.04)	$(0.81)	$0.83	$0.96
Diluted earnings (loss) per share	(2.37)	(0.04)	(0.81)	0.78	0.92
Book value per share	12.00	15.01	15.36	15.56	13.57
Tangible book value per share (1)	8.45	11.10	12.05	12.13	9.01
Average common shares outstanding	11,179	10,381	10,205	8,888	7,756
Diluted average common shares outstanding	11,179	10,381	10,205	9,471	8,102
Shares outstanding at end of period	11,431	10,504	10,241	10,124	7,786

Period End Balance Sheet Data:
Total assets	$1,466,497	$1,635,355	$1,587,844	$1,401,197	$1,336,843
Investment securities	359,402	257,822	174,691	146,263	256,256
Total loans receivable (2)	931,372	1,079,263	1,218,554	1,098,664	966,137
Allowance for loan losses	18,639	26,501	25,105	11,161	9,056
Goodwill and other intangible assets, net	40,515	41,150	33,904	34,722	35,487
Deposits	1,050,444	1,191,836	1,100,797	1,041,374	1,030,811
Shareholders’ equity (3)	166,641	186,668	185,742	157,479	105,677
Junior subordinated debentures	20,619	20,619	20,619	20,619	20,619

Average Balance Sheet Data:
Total assets	$1,640,894	$1,600,675	$1,483,021	$1,341,105	$1,316,572
Investment securities	229,807	220,317	150,096	179,767	288,082
Total loans receivable (2)	1,046,164	1,146,839	1,171,619	1,015,139	913,307
Deposits	1,209,742	1,150,464	1,061,318	1,011,563	882,581
Shareholders’ equity (4)	181,167	187,610	162,929	129,316	100,827

Selected Performance Ratios:
Return on average assets	(1.48)%	0.11%	(0.54)%	0.55%	0.57%
Return on average common equity (5)	(17.41)	(0.27)	(5.13)	5.71	7.42
Return on average tangible common equity (1)(5)	(23.81)	(0.34)	(6.53)	7.84	11.40
Net interest margin (TE) (6)	2.93	3.10	3.18	2.74	2.46
Efficiency ratio (7)	91.45	75.16	72.62	76.17	75.62
Noninterest income to total revenue	41.63	37.03	34.13	47.49	53.65

Asset Quality Ratios (2):
Nonperforming assets to total loans and investment in real estate	3.80%	4.63%	2.73%	1.10%	1.00%
Net charge-offs to average total loans	4.11	1.33	1.30	0.19	0.35
Allowance for loan losses to year end loans (excluding loans held-for-sale)	2.02	2.46	2.06	1.02	1.00
Allowance for loan losses to nonperforming loans (excluding loans held-for-sale)	94.11	73.64	82.23	99.58	96.23

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except per share data)

Capital Ratios:
Leverage ratio (8)	8.10%	10.55%	11.61%	10.47%	6.90%
Tier 1 risk-based capital ratio (8)	12.83	14.80	14.58	13.59	10.17
Total risk-based capital ratio (8)	14.09	16.07	15.84	14.65	11.19
Tangible common equity to tangible assets (1)	6.78	7.31	7.94	8.98	5.39

(1)	Non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.” Tangible common equity includes $10.3 million of puttable common stock as of December 31, 2006. Tangible common equity and tangible assets are calculated as follows:

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Shareholders’ equity (GAAP)	$166,641	$186,668	$185,742	$157,479	$105,677
Less: Preferred stock	29,500	28,976	28,461	—	—
Goodwill and other intangible assets, net	40,515	41,150	33,904	34,722	35,487

Tangible common equity	$96,626	$116,542	$123,377	$122,757	$70,190

Total assets (GAAP)	$1,466,497	$1,635,355	$1,587,844	$1,401,197	$1,336,843
Less: Goodwill and other intangible assets, net	40,515	41,150	33,904	34,722	35,487

Tangible assets	$1,425,982	$1,594,205	$1,553,940	$1,366,475	$1,301,356

(2)	Loans held-for-sale are included in total loans for all periods, other than in the ratio of allowance for loan losses to year end loans.
(3)	Shareholders’ equity as of December 31, 2006 includes $10.3 million in puttable common stock.
(4)	Average shareholders’ equity for the years ended December 31, 2007 and 2006 includes $2.5 million and $10.3 million in puttable common stock.
(5)	Return based on earnings (loss) available to common shareholders. The ratios for years ended December 31, 2007 and 2006 include puttable common stock as a part of shareholders’ equity.
(6)	Net interest margin is calculated by dividing net interest income by average earning assets. On taxable-equivalent basis in 2010 and 2009. Taxable-equivalent amounts in prior years were immaterial. Taxable-equivalent measures are considered non-GAAP measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Taxable-equivalent measures are calculated as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Net interest income (GAAP)	$44,499	$46,495	$44,274	$34,175	$30,173
Taxable-equivalent adjustment	488	454	—	—	—

Net interest income on taxable-equivalent basis	$44,987	$46,949	$44,274	$34,175	$30,173

(7)	Calculated by dividing total noninterest expense, less amortization of intangibles and write down of assets held-for-sale, by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities, impairment write down on securities and gain on sale of branches.
(8)	Regulatory capital ratios for December 31, 2010, 2009, 2008 and 2007 are for Encore Bancshares, Inc. Regulatory capital ratios for December 31, 2006 are for Encore Bank. On March 30, 2007, we became a bank holding company and Encore Bank became a national bank. For all periods prior to March 30, 2007, the capital ratios were calculated in accordance with Office of Thrift Supervision regulations and, as of March 31, 2007, the capital ratios are calculated in accordance with OCC regulations. We were not required to monitor consolidated capital ratios as a thrift holding company, but we are required to do so as a bank holding company. See the section of this Form 10-K captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Regulatory Capital” for details relating to our regulatory capital ratios.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “forecast,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” and similar words, or the negatives of these words, are intended to identify forward-looking statements.

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

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	our ability to raise capital when needed or on terms favorable to us;

•	our ability to sell our remaining Florida loans;

•	the concentration of our loan portfolio in loans collateralized by real estate;

•	our level of commercial real estate and commercial loans;

•	incorrect assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	our ability to continue to originate loans and grow core deposits;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, investment advisory, trust, insurance and other aspects of the financial services industry;

•	increased FDIC assessments or the imposition of special assessments;

•	our ability to fully realize our net deferred tax asset;

•	government intervention in the U.S. financial system;

•	the continued service of key management personnel;

•	our ability to attract, motivate and retain key employees;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	factors that increase competitive pressure among financial services organizations, including product and pricing pressures;

•	the potential payment of interest on demand deposit accounts to effectively compete for clients;

•	risks associated with our investment in Linscomb & Williams;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•	regulatory restrictions on Encore Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

•	potential environmental liability risk associated with lending activities;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our consolidated balance sheets and consolidated statements of operations. This section should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010, which are included in this Form 10-K.

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

Sale of Florida Operations

We made the strategic decision to exit the Florida market because we believed the Houston market represented a better investment of our capital and a better risk profile. As a result of this decision, we have lower loan and deposit balances at December 31, 2010, and have experienced significantly higher expenses and provisions for loan losses during 2010 as we have sold or written down most of the Florida loan portfolio.

On March 15, 2010, Encore Bank executed two separate purchase and assumption agreements to sell certain assets and transfer certain liabilities of its Florida operations. The first agreement was with Ovation Holdings and its subsidiary bank, NBSWF, headquartered in Port Charlotte, Florida.

On December 31, 2010, NBSWF assumed approximately $180.8 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF also purchased approximately $61.5 million of loans as well as other assets, including premises and equipment. We recorded a $3.5 million write down of premises and equipment, a charge-off of $1.3 million related to the loans and a gain on sale of branches of $2.6 million.

The second agreement was with HomeBanc, headquartered in Lake Mary, Florida. Pursuant to this agreement, in May 2010, HomeBanc assumed approximately $50.5 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. We recorded a gain on sale of branches of $1.1 million.

In October 2010, Encore Bank sold $25.3 million of Florida loans in a bulk sale. These loans were classified as held-for-sale as of September 30, 2010 and were marked to market in the third quarter of 2010, resulting in a charge of $8.5 million, primarily to the allowance for loan losses. This pool of loans included $19.8 million of nonaccrual loans. As of December 31, 2010, we had $49.5 million in loans in Florida. Of these loans, $20.8 million are residential loans purchased to satisfy our Community Reinvestment Act requirements, $14.7 million are primarily commercial real estate loans and $4.4 million are consumer loans we expect to retain in the loan portfolio, and $9.6 million are loans held-for-sale. As of December 31, 2010, $11.3 million of the Florida loans were nonperforming.

Payment of Contingent Consideration

Pursuant to the terms of the agreement for our acquisition of Linscomb & Williams in 2005, we were obligated to make a contingency payment to the former Linscomb & Williams shareholders. The accrued liability related to this transaction as of December 31, 2009 was $7.9 million and was extinguished by the issuance of 696,000 shares of common stock and the payment of $2.1 million in cash in the first quarter of 2010.

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

In addition to the general component, nonaccrual commercial loans graded substandard or doubtful with an outstanding balance of $250,000 or more, as well as loans designated as troubled debt restructurings, are individually evaluated in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 310, Receivables, to determine the level of any impairment and specific reserve.

As a final step to the evaluation process, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate, but not eliminate, the imprecision inherent in loan- and segment-level estimates of expected loan losses. This review of the allowance includes our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and concentration risks.

There are numerous factors that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various factors that could potentially result in loan losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for loan losses, which would negatively impact our results of operations in future periods. We believe that, given the procedures we follow in estimating incurred losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. On January 1, 2007, we adopted interpretive guidance related to uncertain tax positions in FASB ASC 740. As of December 31, 2010, our net deferred tax assets were $22.1 million. We have determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized because they are supported by recoverable taxes paid in prior years, future reversals of existing temporary differences, anticipated future taxable income and tax planning strategies. For additional information, see Note H, “Income Taxes,” to our consolidated financial statements included in this Form 10-K.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared to its carrying value. If a reporting unit’s carrying value exceeds its fair value, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over their estimated useful lives, ranging from 15 to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable. Based on our goodwill impairment test as of October 1, 2010, we do not believe any of our goodwill is impaired. In addition, as of December 31, 2010, we assessed the useful lives of our other intangible assets and determined that there has not been any significant change in the original estimated useful lives.

Pending Accounting Pronouncements

Recently issued accounting pronouncements are disclosed in Note A, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K. Pending accounting pronouncements include:

FASB ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011. FASB ASU 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.

FASB ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 will be effective for us on January 1, 2011 and is not expected to have a significant impact on our financial statements.

FASB ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for us prospectively for business combinations occurring after December 31, 2010.

Non-GAAP Financial Measures

This report contains certain financial information determined by methods other than in accordance with US GAAP. These measures include net interest income, net interest spread and net interest margin on a taxable-equivalent basis, which is common practice in the banking industry, as well as tangible book value per share, return on average tangible common equity and tangible common equity to tangible assets. We have included in this report information related to these non-GAAP financial measures for the applicable periods presented. We believe these non-GAAP financial measures provide information useful to investors in understanding our financial results and believe that its presentation, together with the accompanying reconciliations, provides a complete understanding of factors and trends affecting our business and allows investors to view performance in a manner similar to management, the entire financial services sector, bank stock analysts and bank regulators. These non-GAAP measures should not be considered a substitute for operating results determined in accordance with US GAAP and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

Key Financial Measures

Subsequent to December 31, 2010 and the release of our financial results for the fourth quarter and year ending December 31, 2010, as revised, we received updated valuations on certain held-for-sale loans. As a result, we recorded an additional write down of assets held-for-sale of $1.2 million in the fourth quarter of 2010 for a total write down of $5.7 million for the fourth quarter and $12.1 million for the year ended December 31, 2010. The affected loans are all in Florida and the write down brings the loan balances in line with the current valuations. As a result of the additional write down, the revised net loss for the year ended December 31, 2010 was $24.2 million, or $2.37 loss per basic and diluted common share, compared with the net loss of $23.4 million, or $2.30 loss per basic and diluted common share, previously reported. The write down also reduced shareholders’ equity and total assets as of December 31, 2010 by the $784,000 after-tax decrease in net earnings.

Net loss for the year ended December 31, 2010 was $24.2 million, compared with net earnings of $1.8 million for 2009. Loss per diluted common share for 2010 was $2.37 compared with $0.04 for 2009, after deducting preferred dividends for each period. The loss was due primarily to credit costs and write downs of assets held-for-sale in Florida.

For the year ended December 31, 2009, net earnings were $1.8 million, compared with a net loss of $8.1 million for 2008. The loss per diluted common share, after deducting preferred dividends from net earnings, for the year ended December 31, 2009 was $0.04, compared with a loss per diluted common share of $0.81 for 2008. The improvement in earnings was primarily due to lower credit costs.

Our return on average assets was (1.48)% for the year ended December 31, 2010 compared with 0.11% for 2009 and (0.54)% for 2008. Our return on average common equity, after deducting preferred dividends from net earnings, was (17.41)% for the year ended December 31, 2010 compared with (0.27)% for 2009 and (5.13)% for 2008.

Our taxable-equivalent (TE) net interest margin was 2.93% for the year ended December 31, 2010 compared with 3.10% for 2009 and 3.18% in 2008. The net interest margin declined 17 basis points in 2010 and 8 basis points in 2009, reflecting a decrease in the loan portfolio, which was offset by an increase in lower yielding temporary investments.

Our efficiency ratio (calculated by dividing total noninterest expense, less amortization of intangibles and write down of assets held-for-sale by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities, impairment write down on securities and gain on sale of branches) was 91.45% for the year ended December 31, 2010 compared with 75.16% for 2009 and 72.62% in 2008. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under US GAAP. An increase in the efficiency ratio could indicate that more resources are being utilized to generate the same dollar amount of income, while a decrease indicates a more efficient allocation of resources.

Total assets decreased $168.9 million, or 10.3%, to $1.5 billion as of December 31, 2010 compared with December 31, 2009 and increased $47.5 million, or 3.0%, to $1.6 billion as of December 31, 2009 compared with December 31, 2008. Our loan portfolio decreased $147.9 million, or 13.7%, to $931.4 million as of December 31, 2010 compared with December 31, 2009 and decreased $139.3 million, or 11.4%, to $1.1 billion as of December 31, 2009. Shareholders’ equity decreased $20.0 million, or 10.7%, to $166.6 million as of December 31, 2010, and increased $926,000, or 0.5%, to $186.7 million as of December 31, 2009.

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

2010 vs 2009. Net interest income (TE) was $45.0 million for the year ended December 31, 2010, a decrease of $2.0 million, or 4.2%, compared with the same period of 2009. The net interest margin (TE) for 2010 was 2.93%, a decrease of 17 basis points, compared with the same period of 2009. The decrease in margin was due primarily to a decrease in loans which was partially offset by an increase in short term lower yielding investments. We held a significant balance of temporary investments in anticipation of the sale of our Florida operations on December 31, 2010. In addition, our net interest margin was negatively impacted by a rise in nonaccrual loans during 2010, which reduced interest income. The dilution in asset yields was partially offset by lower rates paid on deposits.

2009 vs 2008. Net interest income (TE) was $46.9 million for the year ended December 31, 2009, an increase of $2.7 million, or 6.0%, compared with the same period of 2008. The increase was primarily due to an increase in interest earning assets, which was partially offset by an increase in nonperforming loans. Average interest-earning assets increased $124.0 million, or 8.9%, due primarily to growth in securities and deposits in banks, which was funded by growth in deposits. For the year ended December 31, 2009, the net interest margin (TE) was 3.10%, a decrease of 8 basis points, compared with the same period of 2008. The contraction in the margin was due primarily to the change in the asset mix as average loans decreased $24.8 million, or 2.1%, and average temporary investments increased $78.5 million. This shift resulted from weak loan demand, a shortage of loans meeting our credit standards and the decision to remain liquid in expectation of rising interest rates. In addition, the increase in nonaccrual loans caused a reduction in interest income.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin for the same periods. All balances are daily average balances and nonaccrual loans were included in average loans with a zero yield for the purpose of calculating the rate earned on total loans. To give effect to our tax-exempt securities and loans, taxable-equivalent adjustments have been made with respect to these assets in 2010 and 2009, and their yields are presented on a non-GAAP TE basis. Taxable-equivalent amounts in 2008 were immaterial.

	Years Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$1,046,164	$61,433	5.87%	$1,146,839	$68,280	5.95%	$1,171,619	$73,827	6.30%
Securities - TE yield (1)	229,807	6,964	3.03	220,317	8,698	3.95	150,096	5,623	3.75
Federal funds sold and other	257,408	894	0.35	148,059	702	0.47	69,521	1,821	2.62

Total interest-earning assets - TE yield (1)	1,533,379	69,291	4.52	1,515,215	77,680	5.13	1,391,236	81,271	5.84
Less: Allowance for loan losses	(24,751)			(25,503)			(12,408)
Noninterest-earning assets	127,162			110,963			104,193
Noninterest-earning assets held-for-sale	5,104			—			—

Total assets	$1,640,894			$1,600,675			$1,483,021

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest checking	$146,863	$415	0.28%	$186,440	$888	0.48%	$187,412	$2,515	1.34%
Money market and savings	264,227	1,763	0.67	273,188	2,976	1.09	291,749	5,759	1.97
Time deposits	403,236	9,215	2.29	537,963	17,149	3.19	461,475	19,597	4.25
Interest-bearing deposits held-for-sale	190,157	3,207	1.69	—	—		—	—

Total interest-bearing deposits	1,004,483	14,600	1.45	997,591	21,013	2.11	940,636	27,871	2.96
Borrowings and repurchase agreements	219,914	8,510	3.87	231,648	8,493	3.67	225,969	7,781	3.44
Junior subordinated debentures	20,619	1,194	5.79	20,619	1,225	5.94	20,619	1,345	6.52

Total interest-bearing liabilities	1,245,016	24,304	1.95	1,249,858	30,731	2.46	1,187,224	36,997	3.12

Noninterest-bearing liabilities:
Noninterest-bearing deposits	189,071			152,873			120,682
Noninterest-bearing deposits held-for-sale	16,188			—			—
Other liabilities	9,210			10,334			12,186
Other liabilities held-for-sale	242			—			—

Total liabilities	1,459,727			1,413,065			1,320,092
Shareholders’ equity	181,167			187,610			162,929

Total liabilities and shareholders’ equity	$1,640,894			$1,600,675			$1,483,021

Net interest income TE (1)		$44,987			$46,949			$44,274

Net interest spread TE (1) (2)			2.57%			2.67%			2.72%
Net interest margin TE (1) (3)			2.93%			3.10%			3.18%

	Years Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Net interest income (GAAP)		$44,499			$46,495			$44,274
Taxable-equivalent adjustment		488			454			—

Net interest income on taxable-equivalent basis		$44,987			$46,949			$44,274

(1)	Non-GAAP measure. On taxable-equivalent basis in 2010 and 2009 to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate. Taxable-equivalent amounts in 2008 were immaterial.
(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to Change In		Total	Increase (Decrease) Due to Change In		Total
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest-earning assets:
Loans (net of unearned income)	$(5,899)	$(918)	$(6,817)	$(1,528)	$(4,293)	$(5,821)
Securities	353	(2,151)	(1,798)	2,710	185	2,895
Federal funds sold and other	417	(225)	192	1,080	(2,199)	(1,119)

Total increase (decrease) in interest income	(5,129)	(3,294)	(8,423)	2,262	(6,307)	(4,045)

Interest-bearing liabilities:
Interest checking	18	(154)	(136)	(13)	(1,614)	(1,627)
Money market and savings	348	(1,092)	(744)	(346)	(2,437)	(2,783)
Time deposits	(979)	(4,554)	(5,533)	2,925	(5,373)	(2,448)
Borrowings and repurchase agreements	(442)	459	17	199	513	712
Junior subordinated debentures	—	(31)	(31)	—	(120)	(120)

Total increase (decrease) in interest expense	(1,055)	(5,372)	(6,427)	2,765	(9,031)	(6,266)

Total increase (decrease) in net interest income	$(4,074)	$2,078	$(1,996)	$(503)	$2,724	$2,221

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

The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses incurred in the loan portfolio through the balance sheet date. The provision was $35.2 million, $16.7 million and $29.2 million for the years ended December 31, 2010, 2009 and 2008. The changes in the provision in 2010 and 2009 primarily reflect the amount we considered necessary to absorb estimated losses incurred in the loan portfolio primarily as a result of the recessionary economic environment, weakness in our Florida market which included write downs related to the sale of our Florida operations, higher net charge-offs, changes in historical loss factors and the rise in nonperforming loans which has impacted both the specific reserves we hold as well as our general allowance and qualitative factors.

Noninterest Income

Noninterest income represented 41.63%, 37.03% and 34.13% of total revenue for the years ended December 31, 2010, 2009 and 2008. Noninterest income increased $4.4 million, or 16.1%, to $31.7 million for the year ended December 31, 2010, compared with 2009. The increase was due primarily to a $3.7 million gain on the sale of our Florida branches. In addition, trust and investment management fees increased $2.1 million, or 12.3%, due to a rise in assets under management to $2.9 billion, which benefited from strong performance in the equity markets.

Noninterest income increased $4.4 million, or 19.1%, to $27.3 million for the year ended December 31, 2009, compared with 2008, primarily due to a gain on the sale of securities and the impairment write down incurred in 2008. Trust and investment management fees decreased $435,000, or 2.5%, due primarily to lower assets under management which were a result of lower valuations in the equity markets. Insurance commissions decreased $204,000, or 3.6%, due to a soft property and casualty market. Gain on sale of securities increased $2.3 million as we sold securities to better position the balance sheet for an anticipated rise in interest rates. In addition, in 2008, we recognized an impairment of $2.0 million on an investment we acquired in connection with our CRA requirements.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Trust and investment management fees	$18,970	$16,894	$17,329
Mortgage banking	765	653	251
Insurance commissions and fees	5,771	5,477	5,681
Net gain (loss) on sale of available-for-sale securities	518	2,324	(3)
Gain on sale of branches	3,682	—	—
Impairment write down on securities	—	—	(1,984)
Other	2,037	1,989	1,671

Total noninterest income	$31,743	$27,337	$22,945

Noninterest Expense

Noninterest expense was $78.6 million for the year ended December 31, 2010, an increase of $24.2 million, compared with 2009. The increase was due primarily to a combination of higher compensation expense, foreclosed real estate expense, an increased FDIC assessment and write down of assets held-for-sale.

Compensation expense rose in part due to the addition of new lenders to grow the bank’s commercial lending platform in Houston, and the addition of loan collection personnel. The increase in FDIC assessment reflects deposit growth, a higher assessment rate and a more rapid amortization of the prepaid FDIC assessment. The rise in foreclosed real estate expense reflected $4.8 million in write downs of primarily Florida real estate. In addition, we incurred $12.1 million in write downs of assets held-for-sale, including $8.6 million related to loans in Florida and $3.5 million related to premises and equipment in Florida that was sold. The increase in professional fees reflected increased legal expenses related to loan collection, as well as fees in connection with the sale of our Florida operations.

For the year ended December 31, 2009, noninterest expense was $54.4 million, an increase of $3.4 million, or 6.7%, compared with 2008. The increase was due primarily to a combination of higher compensation expense, FDIC assessments and foreclosed real estate expenses. The increase in compensation was due in part to the addition of executive management, loan workout personnel and new lenders to grow Encore Bank’s commercial lending platform. In addition, we capitalized fewer loan origination expenses due to lower loan production volumes. The $2.0 million increase in FDIC assessment expenses reflected a growing deposit base, the expiration of credits used in previous quarters, as well as higher assessment rates imposed by the FDIC, including the special assessment of $684,000 accrued in the second quarter of 2009. Foreclosed real estate expenses increased $858,000 due to higher cost of managing problem assets. Other expenses decreased $627,000, or 12.9%, due mainly to a lower provision for unfunded loan commitments.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Compensation	$34,161	$30,163	$29,317
Non-staff expenses:
Occupancy	5,666	6,050	6,045
Equipment	1,228	1,695	1,960
Advertising and promotion	617	807	842
Outside data processing	3,551	3,173	2,970
Professional fees	4,846	4,017	3,470
Intangible amortization	635	681	749
FDIC assessment	3,680	2,115	161
Foreclosed real estate expenses, net	7,103	1,503	645
Write down of assets held-for-sale	12,084	—	—
Other	5,029	4,220	4,847

Total noninterest expense	$78,600	$54,424	$51,006

Income Tax Expense

The income tax benefit was $13.3 million for the year ended December 31, 2010, compared with a provision of $962,000 in 2009 and a benefit of $4.9 million for 2008. The effective tax rate for the years 2010, 2009 and 2008 was 35.4%, 35.0% and 37.7%. The effective rate in 2008 was affected by lower income levels and immaterial return-to-accrual reconciliation differences booked in 2009.

As of December 31, 2010, we had a net deferred tax asset of $22.1 million. We regularly assess the realization of our deferred tax asset and are required to record a valuation allowance if it is more likely than not that we will not realize all or a portion of the deferred tax asset. Our assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings (earnings that exclude non-recurring income items) capacity and our prospects to generate core earnings in the future. Because of losses that were recorded by us in 2010 and if we are not able to generate sufficient future taxable income to realize our net deferred tax asset, we would be required under US GAAP to establish a full or partial valuation allowance and recognize a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

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

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Years Ended December 31,
2010
Net interest income (expense)	$45,525	$149	$19	$(1,194)	$44,499
Provision for loan losses	35,169	—	—	—	35,169
Noninterest income	6,906	18,979	5,858	—	31,743
Noninterest expense	60,031	14,163	4,406	—	78,600

Earnings (loss) before income taxes	(42,769)	4,965	1,471	(1,194)	(37,527)
Income tax expense (benefit)	(15,066)	1,686	501	(418)	(13,297)

Net earnings (loss)	$(27,703)	$3,279	$970	$(776)	$(24,230)

Total assets as of December 31,	$1,473,837	$63,254	$9,095	$(79,689)	$1,466,497

2009
Net interest income (expense)	$47,548	$155	$17	$(1,225)	$46,495
Provision for loan losses	16,660	—	—	—	16,660
Noninterest income	4,781	16,907	5,649	—	27,337
Noninterest expense	37,901	12,248	4,275	—	54,424

Earnings (loss) before income taxes	(2,232)	4,814	1,391	(1,225)	2,748
Income tax expense (benefit)	(896)	1,788	498	(428)	962

Net earnings (loss)	$(1,336)	$3,026	$893	$(797)	$1,786

Total assets as of December 31,	$1,644,083	$59,618	$7,962	$(76,308)	$1,635,355

2008
Net interest income (expense)	$45,340	$196	$83	$(1,345)	$44,274
Provision for loan losses	29,175	—	—	—	29,175
Noninterest income	(139)	17,329	5,760	(5)	22,945
Noninterest expense	35,793	11,057	4,156	—	51,006

Earnings (loss) before income taxes	(19,767)	6,468	1,687	(1,350)	(12,962)
Income tax expense (benefit)	(7,298)	2,270	626	(486)	(4,888)

Net earnings (loss)	$(12,469)	$4,198	$1,061	$(864)	$(8,074)

Total assets as of December 31,	$1,592,933	$47,879	$6,738	$(59,706)	$1,587,844

Banking. Our banking segment lost $27.7 million for the year ended December 31, 2010, compared with $1.3 million in 2009. Net loss for the year ended December 31, 2009 was $1.3 million, compared with a net loss of $12.5 million in 2008.

Net interest income for the year ended December 31, 2010 decreased $2.0 million, or 4.3%, compared with 2009, while net interest income for 2009 increased $2.2 million, or 4.9%, compared with 2008. The 2010 decrease was due primarily to a lower net interest margin, which resulted from an increase in low yielding temporary investments, which were held in anticipation of the sale of the Florida operations. The 2009 increase resulted primarily from increases in earning assets. See the analysis of net interest income included in the section of this Form 10-K captioned “—Net Interest Income.”

The provision for loan losses for the year ended December 31, 2010 totaled $35.2 million compared with $16.7 million in 2009 and $29.2 million in 2008. See the analysis of the provision for loan losses included in the section of this Form 10-K captioned “—Provision for Loan Losses.”

Noninterest income for the year ended December 31, 2010 increased $2.1 million, compared with 2009. The increase was due mainly to the gain on the sale of our Florida branches. Noninterest income for the year ended December 31, 2009 increased $4.9 million compared with 2008. The increase was due primarily to higher mortgage banking income and gain on sales of securities.

Noninterest expense for the year ended December 31, 2010 increased $22.1 million, compared with 2009. The increase was due to a combination of factors, which included write downs on assets held-for-sale, higher compensation, foreclosed real estate expenses and an increased FDIC assessment. The write down of assets held-for-sale were Florida loans, which were marked to market in anticipation of sale. Compensation expense increased due to the addition of commercial lenders to build the Houston commercial lending platform, as well as the addition of loan review and workout personnel. The increase in FDIC assessment reflected the growth in deposits as well as higher assessment rates. Noninterest expense for the year ended December 31, 2009 increased $2.1 million, or 5.9%, compared with 2008, primarily due to increased FDIC assessments.

Wealth Management. Net earnings for the year ended December 31, 2010 increased $253,000, or 8.4%, compared with 2009. The rise in net earnings was due primarily to an increase in assets under management, resulting in a rise in fees. Assets under management were $2.9 billion as of December 31, 2010 and $2.7 billion as of December 31, 2009. Net earnings for the year ended December 31, 2009 decreased $1.2 million, or 27.9%, compared with 2008.

Noninterest income for the year ended December 31, 2010 increased $2.1 million, or 12.3%, compared with 2009. The primary factor was a 6.9% increase in assets under management. Noninterest income for the year ended December 31, 2009, decreased $422,000, or 2.4%, compared with 2008, due primarily to a decrease in average assets under management, as a result of declines in the equity market, especially in the first half of 2009.

Noninterest expense for the year ended December 31, 2010 increased $1.9 million, or 15.6%, compared with 2009, due primarily to higher compensation expense. Noninterest expense for the year ended December 31, 2009 increased $1.2 million, or 10.8%, compared with 2008, due primarily to higher incentive compensation.

Insurance. Net earnings for the year ended December 31, 2010 increased $77,000, or 8.6%, compared with 2009 due primarily to higher insurance commissions associated with new commercial customers. Net earnings declined for the year ended December 31, 2009 compared with 2008 due primarily to higher compensation expense.

Noninterest income for the year ended December 31, 2010 increased $209,000, or 3.7%, compared with 2009. The increase was due primarily to higher insurance commissions associated with new commercial customers. Noninterest income for the year ended December 31, 2009 was essentially flat compared with 2008.

Noninterest expense for the year ended December 31, 2010 increased $131,000, or 3.1%, compared with 2009. Noninterest expense for the year ended December 31, 2009, increased $119,000, or 2.9%, compared with 2008 as a result of higher compensation expense.

Other. Other consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on the floating rate portion of these borrowings reflected interest rate changes from 2008 through 2010. Interest expense on these borrowings decreased in 2010 and 2009 due to the refinancing of $15.5 million of the debentures in 2007.

Financial Condition

Total assets decreased $168.9 million, or 10.3%, to $1.5 billion as of December 31, 2010, compared with December 31, 2009. Our loan portfolio decreased $147.9 million, or 13.7%, to $931.4 million as of December 31, 2010 compared with December 31, 2009. Our securities portfolio increased $101.6 million, or 39.4%, to $359.4 million as of December 31, 2010 compared with $257.8 million as of December 31, 2009. Shareholders’ equity decreased $20.0 million, or 10.7%, to $166.6 million as of December 31, 2010. The decrease in total assets and total loans was due primarily to the sale of our Florida operations in 2010.

Total assets increased $47.5 million, or 3.0%, to $1.6 billion as of December 31, 2009, compared with December 31, 2008. Our loan portfolio decreased $139.3 million, or 11.4%, to $1.1 billion as of December 31, 2009 compared with $1.2 billion as of December 31, 2008. Our securities portfolio increased $83.1 million, or 47.6%, to $257.8 million as of December 31, 2009 compared with $174.7 million as of December 31, 2008. Shareholders’ equity increased $926,000, or 0.5%, to $186.7 million as of December 31, 2009.

Loan Portfolio

Our primary lending focus is to privately-owned businesses, professional firms, investors and affluent individuals. To these clients we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consists of commercial, commercial real estate and real estate construction loans, accounted for 38.6% of our portfolio as of December 31, 2010. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 60.2% of our loan portfolio as of December 31, 2010. Loans held-for-sale, including $9.6 million in Florida, comprised 1.2% of our portfolio as of December 31, 2010.

Total loans were $931.4 million as of December 31, 2010, a decrease of $147.9 million, or 13.7%, compared with December 31, 2009. The decrease was due primarily to our sale of loans in Florida and lower construction, land loans and commercial real estate loans. Commercial loans in Texas grew 12.0% in the same comparison period. As of December 31, 2010, 2009 and 2008, total loans comprised 63.5%, 66.0 % and 76.7% of total assets.

Total loans were $1.1 billion as of December 31, 2009, a decrease of $139.3 million, or 11.4%, compared with December 31, 2008. The reduction reflected the declining debt levels by both companies and consumers and the economic slowdown. The largest reduction was in construction loans reflecting the weak residential and commercial real estate markets. Consumer installment-indirect loans also decreased during 2009. Beginning in 2005, we stopped originating indirect automobile and boat loans. With the exception of residential mortgage or home equity lines, we do not actively seek to originate consumer loans, and most of our other consumer loans are made due to requests from clients who have a relationship with us or the potential to have a relationship.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$147,090	15.8%	$115,431	10.7%
Commercial real estate	166,043	17.8	259,480	24.0
Real estate construction	46,326	5.0	87,008	8.1

Total commercial	359,459	38.6	461,919	42.8
Consumer:
Residential real estate first lien (1)	205,531	22.1	222,337	20.6
Residential real estate second lien (1)	269,727	28.9	291,433	27.0
Home equity lines	60,609	6.5	74,356	6.9
Consumer installment—indirect	4,671	0.5	8,372	0.8
Consumer other	20,460	2.2	19,788	1.8

Total consumer	560,998	60.2	616,286	57.1

Loans receivable	920,457	98.8	1,078,205	99.9
Loans held-for-sale	10,915	1.2	1,058	0.1

Total loans	$931,372	100.0%	$1,079,263	100.0%

(1)	Includes $74.1 million and $88.7 million of purchased loans as of December 31, 2010 and 2009.

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$135,534	11.1%	$127,583	11.6%	$113,526	11.7%
Commercial real estate	228,732	18.8	190,904	17.4	134,080	13.9
Real estate construction	178,845	14.7	187,118	17.0	178,318	18.5

Total commercial	543,111	44.6	505,605	46.0	425,924	44.1
Consumer:
Residential real estate first lien (1)	241,969	19.8	271,346	24.7	290,866	30.1
Residential real estate second lien (1)	302,141	24.8	195,583	17.8	45,211	4.7
Home equity lines	82,555	6.8	79,023	7.2	78,158	8.1
Consumer installment—indirect	14,409	1.2	25,262	2.3	44,360	4.6
Consumer other	34,219	2.8	20,449	1.9	23,849	2.4

Total consumer	675,293	55.4	591,663	53.9	482,444	49.9

Loans receivable	1,218,404	100.0	1,097,268	99.9	908,368	94.0
Loans held-for-sale	150	—	1,396	0.1	57,769	6.0

Total loans receivable	$1,218,554	100.0%	$1,098,664	100.0%	$966,137	100.0%

(1)	Includes $105.6 million, $142.5 million and $152.6 million of purchased loans as of December 31, 2008, 2007 and 2006.

The contractual maturity ranges of our commercial and consumer loan portfolios and the amount of such loans with predetermined and adjustable interest rates in each maturity range as of the dates indicated are summarized in the following table:

	December 31, 2010
	One Year or Less	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial:
Commercial	$72,670	$70,031	$4,389	$147,090
Commercial real estate	38,642	120,258	7,143	166,043
Real estate construction	14,475	30,878	973	46,326

Total commercial	125,787	221,167	12,505	359,459
Consumer:
Residential real estate first lien	6,913	15,134	183,484	205,531
Residential real estate second lien	1,630	1,544	266,553	269,727
Home equity lines	—	—	60,609	60,609
Consumer installment—indirect	374	2,041	2,256	4,671
Consumer other	16,779	3,615	66	20,460

Total consumer	25,696	22,334	512,968	560,998

Total loans receivable	$151,483	$243,501	$525,473	$920,457

Loans with a predetermined interest rate	$45,974	$120,277	$327,779	$494,030
Loans with an adjustable interest rate	105,509	123,224	197,694	426,427

Total loans receivable	$151,483	$243,501	$525,473	$920,457

As of December 31, 2010, 53.7% of our total loan portfolio carried fixed interest rates and 46.3% of our loan portfolio had adjustable interest rates. Scheduled contractual principal repayments do not reflect the actual payments of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, to decrease when current mortgage loan rates are substantially lower than rates on existing mortgages due primarily to refinancing of adjustable rate and fixed rate loans at lower rates.

Real Estate Loan Portfolio Concentrations

Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or loans to be similarly impacted by economic or other conditions. We have a geographic concentration in our residential real estate and home equity lines portfolio in Texas, Colorado, Florida, and California.

As of December 31, 2010, the geographic concentrations of residential mortgage and home equity lines of credit by state were as follows:

	December 31, 2010
	Residential Mortgage First Lien (2)	Residential Mortgage Second Lien (2)	Home Equity Lines	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$136,160	$252,701	$28,011	$416,872	44.7%
Colorado	5,820	4,892	24,652	35,364	3.8
Florida	20,955	1,344	4,779	27,078	2.9
California	11,560	1,588	1,505	14,653	1.6
Other (1)	31,036	9,202	1,662	41,900	4.5

Total	$205,531	$269,727	$60,609	$535,867	57.5%

(1)	Loans in any other individual state do not exceed 1.0% of total loans.
(2)	Includes $74.1 million of purchased loans with $13.4 million located in Texas, $3.6 million in Colorado, $20.8 million in Florida, and $10.9 million in California.

Changes in real estate values and underlying economic or market conditions for these areas are monitored regularly. Subprime loans, defined as loans in which the borrower has a FICO score of less than 620 at origination, amounted to $14.9 million at December 31, 2010. As of December 31, 2010, approximately 9.4% of our total loans consisted of residential real estate loans and home equity lines of credit that include an interest only feature as a part of the loan terms. All of these loans are considered to be prime or near prime.

We originate commercial real estate and real estate construction loans primarily to clients in our market areas in Texas, and a significant portion of the property collateralizing our commercial real estate and real estate construction loans is located in these areas. Approximately 23.7% of commercial real estate loans and real estate construction loans are loans to owner occupants. In certain circumstances, these loans may be collateralized by property outside of Texas or Florida.

The following tables set forth, as of December 31, 2010, our commercial real estate loans and real estate construction loans based on the state where the property is located and based on the type of property collateralizing such loans:

	December 31, 2010
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$145,524	$44,936	$190,460	20.4%
Florida	11,269	1,390	12,659	1.4
Other (1)	9,250	—	9,250	1.0

Total	$166,043	$46,326	$212,369	22.8%

(1)	Loans in any other individual state do not exceed 0.5% of total loans.

	December 31, 2010
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
1-4 family structures	$—	$4,420	$4,420	0.5%
Retail	76,692	2,085	78,777	8.5
Office building	25,020	—	25,020	2.7
Land	2,263	23,176	25,439	2.7
Industrial and warehouse	32,198	—	32,198	3.4
1-4 family land	—	16,645	16,645	1.8
Multi-family	11,199	—	11,199	1.2
Other	18,671	—	18,671	2.0

Total	$166,043	$46,326	$212,369	22.8%

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

Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the loan portfolio. The entire balance of an account is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Nonperforming loans and loans past due 90 days or more and still accruing totaled $26.8 million as of December 31, 2010, compared with $37.5 million as of December 31, 2009 and $31.2 million as of December 31, 2008. The ratio of nonperforming loans and loans 90 days past due and still accruing to total loans was 2.88% as of December 31, 2010, compared with 3.47% as of December 31, 2009 and 2.56% as of December 31, 2008.

We generally place a loan on nonaccrual status and cease to accrue interest when the loan becomes 90 days past due or when loan payment performance is deemed uncertain, and typically charge off loans no later than 120 days past due, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. If interest on nonaccrual loans as of December 31, 2010 had been accrued under the original loan terms, approximately $2.8 million would have been recorded as income during 2010, compared with interest payments of $1.2 million actually recorded during 2010. We sometimes revise the interest rate or repayment terms resulting in a troubled debt restructuring. As of December 31, 2010, all troubled debt restructurings are included in nonperforming assets unless interest is still being accrued.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Nonaccrual loans—Texas (1)	$15,167	$9,908	$17,371	$9,556	$9,072
Nonaccrual loans—Florida (1)	11,310	26,080	13,160	1,652	339

Total nonaccrual loans (1)	26,477	35,988	30,531	11,208	9,411

Investment in real estate—Texas	4,783	9,494	1,779	835	235
Investment in real estate—Florida	4,515	5,145	1,002	—	—

Total investment in real estate	9,298	14,639	2,781	835	235

Total nonperforming assets	$35,775	$50,627	$33,312	$12,043	$9,646

Accruing loans past due 90 days or more	$313	$1,489	$646	$2,183	$96

Restructured loans still accruing	$804	$530	$—	$—	$—

Nonperforming assets to total loans and investment in real estate (2)	3.80%	4.63%	2.73%	1.10%	1.00%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.
(2)	Loans held-for-sale are included in total loans for all periods.

Nonperforming assets were $35.8 million, $50.6 million and $33.3 million as of December 31, 2010, 2009 and 2008. Our ratio of nonperforming assets to total loans and investment in real estate was 3.80% and 4.63% as of December 31, 2010 and 2009. Nonperforming loans were $26.5 million, $36.0 million and $30.5 million as of December 31, 2010, 2009 and 2008. A significant portion of nonperforming loans at these dates were commercial loans, which includes commercial, commercial real estate and real estate construction. However, the majority of the increase in nonperforming loans from December 31, 2008 to December 31, 2010 was due to residential first lien mortgage loans. Residential first lien mortgage loans are adjusted to the fair value of collateral after 180 days past due.

Loans 90 days past due or more and still accruing were $313,000 at December 31, 2010, compared with $1.5 million at December 31, 2009.

Investment in real estate was $9.3 million at December 31, 2010 compared with $14.6 million at December 31, 2009, a $5.3 million decrease due primarily to the sale of several residential properties in Houston. Investment in real estate is comprised primarily of real estate acquired in settlement of loans.

The following table presents information regarding nonperforming loans and the associated specific reserves within the allowance for loan losses for each loan category:

	December 31, 2010		December 31, 2009
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
Commercial:
Commercial	$741	$189	$1,829	$1,147
Commercial real estate	4,484	—	13,129	4,694
Real estate construction	3,554	—	12,773	142

Total commercial	8,779	189	27,731	5,983
Consumer:
Residential real estate first lien (1)	10,320	2	7,466	281
Residential real estate second lien and home equity lines	707	372	791	—
Consumer	—	—	—	—

Total consumer	11,027	374	8,257	281

Loans held-for-sale	6,671	—	—	—

Total nonperforming loans	$26,477	$563	$35,988	$6,264

(1)	Written down to fair value of collateral after becoming 180 days past due.

Nonperforming loans aggregated $26.5 million as of December 31, 2010 compared with $36.0 million as of December 31, 2009. The following is a summary of the significant relationships, with outstanding loan balances greater than $1.0 million:

Commercial Real Estate

•	$2.4 million loan for a restaurant in Texas

Real Estate Construction

•	$3.0 million loan for vacant land in Texas

Residential Real Estate First Lien

•	$4.1 million residential loan in Texas

Loans Held-For-Sale

•	$2.1 million for a retail center and marina in Florida

•	$2.3 million for office buildings in Florida

Nonperforming loans classified as held-for-sale at December 31, 2010 consisted entirely of loans in Florida. These loans have been written down to approximately 35.3% of the legal loan balance.

The decrease in nonaccrual commercial real estate loans resulted mainly from loans being reclassified to held-for-sale, some of which were subsequently sold in the bulk sale of loans that closed in October. Nonaccrual construction and land loans decreased $9.2 million, due primarily to the sale of a $3.2 million land loan in Florida and reclassification to held-for-sale. Residential nonaccrual loans increased due mainly to a $4.1 million residential mortgage loan in Texas.

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

As of December 31, 2010, we had $58.7 million of loans, which includes $7.9 million held-for-sale, classified as substandard, $561,000 classified as doubtful and none classified as loss. As of December 31, 2010, we had specific allocations of $2.3 million in the allowance for loan losses related to these classified loans. As of December 31, 2009, we had $112.0 million of loans classified as substandard, $373,000 classified as doubtful and none classified as loss. As of December 31, 2009, we had specific allocations of $10.1 million in the allowance for loan losses related to these classified loans. The decrease in classified loans was due primarily to loan sales and charge-downs.

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

Based on an evaluation of the loan portfolio, we present a quarterly review of the allowance for loan losses to Encore Bank’s asset classification committee and our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $18.6 million, or 2.02% of total loans, as of December 31, 2010 compared with $26.5 million, or 2.46% of total loans as of December 31, 2009 and $25.1 million, or 2.06% of total loans as of December 31, 2008. These changes primarily reflect estimated losses incurred in the loan portfolio as a result of the recessionary economic environment, weakness in our Florida market, higher net charge-offs and other qualitative factors.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Average total loans outstanding (1)	$1,046,164	$1,146,839	$1,171,619	$1,015,139	$913,307

Total loans outstanding at end of year (1)	$931,372	$1,079,263	$1,218,554	$1,098,664	$966,137

Allowance for loan losses at beginning of year	$26,501	$25,105	$11,161	$9,056	$8,719
Charge-offs:
Commercial:
Commercial	(965)	(2,833)	(8,601)	(62)	(1,488)
Commercial real estate	(24,527)	(1,175)	(629)	—	—
Real estate construction	(9,159)	(6,780)	(1,728)	(79)	—

Total commercial	(34,651)	(10,788)	(10,958)	(141)	(1,488)

Consumer:
Residential real estate first lien	(4,089)	(2,767)	(634)	(191)	(97)
Residential real estate second lien	(3,720)	(2,543)	(1,323)	(759)	(113)
Home equity lines	(2,030)	(1,820)	(1,813)	(334)	(236)
Consumer installment—indirect	(205)	(656)	(1,016)	(962)	(1,362)
Consumer other	(209)	(78)	(80)	(226)	(558)

Total consumer	(10,253)	(7,864)	(4,866)	(2,472)	(2,366)

Total charge-offs	(44,904)	(18,652)	(15,824)	(2,613)	(3,854)

Recoveries:
Commercial:
Commercial	883	2,917	139	46	—
Commercial real estate	17	—	6	—	—
Real estate construction	104	6	—	—	—

Total commercial	1,004	2,923	145	46	—

Consumer:
Residential real estate first lien	304	110	41	34	79
Residential real estate second lien	226	70	130	178	108
Home equity lines	180	131	9	43	1
Consumer installment—indirect	123	152	139	294	405
Consumer other	36	2	129	94	107

Total consumer	869	465	448	643	700

Total recoveries	1,873	3,388	593	689	700

Net charge-offs	(43,031)	(15,264)	(15,231)	(1,924)	(3,154)

Provision for loan losses	35,169	16,660	29,175	4,029	3,491

Allowance for loan losses at end of year	$18,639	$26,501	$25,105	$11,161	$9,056

Ratio of net charge-offs to average total loans (1)	4.11%	1.33%	1.30%	0.19%	0.35%
Ratio of allowance for loan losses to year end loans (excluding loans held-for-sale)	2.02%	2.46%	2.06%	1.02%	1.00%
Ratio of allowance for loan losses to nonperforming loans (excluding loans held-for-sale)	94.11%	73.64%	82.23%	99.58%	96.23%

(1)	Loans held-for-sale are included in total loans for all periods.

Net charge-offs for 2010 were $43.0 million, or 4.11% of average total loans, compared with $15.3 million, or 1.33% of average total loans in 2009. Commercial charge-offs declined significantly, but this decrease was largely offset by increased charge-offs in commercial real estate and construction loans, which were primarily in Florida, as these loans were written down to market value and classified as held-for-sale. Contributing to the rise in charge-offs was an increase in first mortgage residential loan charge-offs, which consisted mostly of loans in Florida that were purchased to comply with certain regulatory requirements. We also experienced an increase in second mortgage residential loan charge-offs, which resulted from the deteriorating economy and higher unemployment.

Commercial charge-offs in 2010 were $34.7 million and included $32.0 million in charge-offs related to loans in Florida, most of which resulted from the transfer of loans to held-for-sale during the year. When we move a loan to held-for-sale, we charge the allowance for loan losses for any mark to market. The Florida loans were mostly commercial real estate or land loans, the majority of which were sold in 2010. In addition, we charged down $1.8 million for a land loan in Houston.

Commercial charge-offs in 2009 consisted mainly of several loans to professionals or entrepreneurs. These charge-offs were offset by several recoveries, the most significant of which was a $2.0 million partial recovery of a private banking loan that was charged-off in 2008. Commercial real estate charge-offs consisted mainly of loans in Florida. Construction charge-offs consisted of a combination of a $2.2 million commercial construction loan in Florida, two land loans in Florida totaling $1.6 million as well as a residential construction loan in Houston.

Commercial charge-offs in 2008 include a $6.0 million charge-off for a loan to a professional and a $2.1 million partial charge-off of a $6.3 million loan to a Houston law firm. Commercial real estate charge-offs included several loans, primarily in Florida. Real estate construction charge-offs consisted of multiple small loans primarily related to residential construction in Houston. The residential real estate first lien charge-offs were primarily related to our purchased loan portfolio. The residential real estate second lien charge-offs grew at approximately the same rate as our loan portfolio. The growth in charge-offs in the home equity line of credit portfolio was primarily related to loans in California and Florida. However, as of January 2008, we no longer originated home equity lines of credit in California.

For the years 2006 and 2007, many of our charge-offs were related to consumer installment-indirect loans, a line of business that we discontinued in 2005, although we will continue to hold these types of loans until they are repaid. The higher level of charge-offs is reflected in the pricing of these loans. We began originating commercial loans in 2002, and until 2006, we did not have any charge-offs of such loans. The $1.5 million commercial loan charge-off in 2006 was related to one loan to a law firm in Houston.

Allocated Allowance for Loan Losses. The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans except loans held-for-sale. The decrease from 2009 to 2010 primarily reflects the decline of Florida problem loans which were classified as held-for-sale, and in most cases, ultimately sold. Loans held-for-sale are carried at lower of cost or estimated fair value.

	December 31,
	2010		2009
	Amount	Percent of Loans to Total Loans (1)	Amount	Percent of Loans to Total Loans (1)
	(dollars in thousands)
Commercial:
Commercial	$4,150	15.8%	$4,514	10.7%
Commercial real estate	2,808	17.8	10,580	24.0
Real estate construction	1,486	5.0	2,777	8.1

Total commercial	8,444	38.6	17,871	42.8
Consumer:
Residential real estate first lien	3,355	22.1	3,061	20.6
Residential real estate second lien	4,713	28.9	3,673	27.0
Home equity lines	1,835	6.5	1,577	6.9
Consumer installment—indirect	195	0.5	266	0.8
Consumer other	97	2.2	53	1.8

Total consumer	10,195	60.2	8,630	57.1
Unallocated	—	—	—	—
Loans held-for-sale	—	1.2	—	0.1

Total allowance for loan losses	$18,639	100.0%	$26,501	100.0%

	December 31,
	2008		2007		2006
	Amount	Percent of Loans to Total Loans (1)	Amount	Percent of Loans to Total Loans (1)	Amount	Percent of Loans to Total Loans (1)
	(dollars in thousands)
Commercial:
Commercial	$8,652	11.1%	$4,107	11.6%	$6,486	11.7%
Commercial real estate	4,687	18.8	2,099	17.4	180	13.9
Real estate construction	5,955	14.7	2,181	17.0	500	18.5

Total commercial	19,294	44.6	8,387	46.0	7,166	44.1
Consumer:
Residential real estate first lien	1,397	19.8	1,086	24.7	176	30.1
Residential real estate second lien	2,757	24.8	782	17.8	74	4.7
Home equity lines	1,153	6.8	308	7.2	104	8.1
Consumer installment—indirect	318	1.2	404	2.3	864	4.6
Consumer other	186	2.8	194	1.9	463	2.4

Total consumer	5,811	55.4	2,774	53.9	1,681	49.9
Unallocated	—	—	—	—	209	—
Loans held-for-sale	—	—	—	0.1	—	6.0

Total allowance for loan losses	$25,105	100.0%	$11,161	100.0%	$9,056	100.0%

(1)	Loans held-for-sale are included in total loans for all periods.

We believe that the allowance for loan losses as of December 31, 2010 is adequate to cover estimated losses incurred in the portfolio as of that date. The estimate of losses represented by the allowance is subject to change as more information becomes known. Future losses, which could vary greatly in amount, will be recognized through future loan loss provisions in the period in which such losses are determined.

Investment Securities

Securities within the securities portfolio are classified as held-to-maturity, available-for-sale or trading based on the intent and objective of the investment and the ability to hold to maturity. As of December 31, 2010, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities or are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses, other than credit impairment, reported as a separate component of shareholders’ equity called other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $251.8 million as of December 31, 2010 compared with $140.7 million as of December 31, 2009 and $78.8 million as of December 31, 2008. The increase was primarily due to increased deposits and a decrease in loan originations.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity are classified as held-to-maturity. Held-to-maturity securities decreased to $107.6 million as of December 31, 2010 compared with $117.2 million as of December 31, 2009 and $95.9 million as of December 31, 2008.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale:
U.S. Government securities	$164,226	$231	$(1,802)	$162,655
Securities of U.S. states and political subdivisions	7,950	—	(572)	7,378
Mortgage-backed securities	59,377	1,015	(248)	60,144
Corporate securities	13,966	—	(546)	13,420
Other securities	5,529	18	(146)	5,401

Total	251,048	1,264	(3,314)	248,998
Marketable equity securities	2,531	255	—	2,786

Total available-for-sale securities	$253,579	$1,519	$(3,314)	$251,784

Held-to-maturity:
U.S. Government securities	$5,000	$—	$—	$5,000
Securities of U.S. states and political subdivisions	21,992	98	(519)	21,571
Mortgage-backed securities	58,286	706	(5)	58,987
Corporate securities	17,212	1,840	—	19,052
Other securities	5,128	—	—	5,128

Total held-to-maturity securities	$107,618	$2,644	$(524)	$109,738

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale:
U.S. Government securities	$87,258	$117	$(554)	$86,821	$—	$—	$—	$—
Securities of U.S. states and political subdivisions	646	—	(31)	615	—	—	—	—
Mortgage-backed securities	45,275	926	(64)	46,137	71,897	712	—	72,609
Other securities	4,410	12	(36)	4,386	4,202	—	(60)	4,142

Total	137,589	1,055	(685)	137,959	76,099	712	(60)	76,751
Marketable equity securities	2,523	169	—	2,692	2,016	49	—	2,065

Total available-for-sale securities	$140,112	$1,224	$(685)	$140,651	$78,115	$761	$(60)	$78,816

Held-to-maturity:
U.S. Government securities	$29,918	$57	$(16)	$29,959	$—	$—	$—	$—
Securities of U.S. states and political subdivisions	11,436	289	(82)	11,643	—	—	—	—
Mortgage-backed securities	57,868	759	(13)	58,614	95,875	1,057	(4)	96,928
Corporate securities	17,949	1,725	—	19,674	—	—	—	—

Total held-to-maturity securities	$117,171	$2,830	$(111)	$119,890	$95,875	$1,057	$(4)	$96,928

During the fourth quarter of 2008, we recorded a $2.0 million impairment charge on an investment security we originally acquired to satisfy our Community Reinvestment Act requirements. This security is the only one of its type in our investment portfolio and we wrote the value down to $16,000.

Certain investment securities are valued at less than their historical cost. We believe these decreases in market valuation are related to interest rate fluctuations. We have the ability and intent to hold these securities until there is a recovery in fair value and management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in results of operations in the period the other-than-temporary impairment is identified.

As of December 31, 2010, we had net unrealized gains of $325,000 compared with net unrealized gains of $3.3 million as of December 31, 2009. The $2.9 million decrease in net unrealized gains was due primarily to rising long term interest rates. As of December 31, 2009, we had net unrealized gains of $3.3 million in the securities portfolio compared with net unrealized gains of $1.8 million as of December 31, 2008. The $1.5 million increase in net unrealized gains was primarily attributable to changes in market interest rates from December 31, 2008 to December 31, 2009.

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

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2010. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	December 31, 2010
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Amount	Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale:
U.S. Government securities	$11,536	0.55%	$95,748	0.57%	$54,306	2.88%	$2,636	2.38%	$164,226	1.36%
Securities of U.S. states and political subdivisions	—	—	—	—	—	—	7,950	5.03	7,950	5.03
Mortgage-backed securities	—	—	—	—	9,759	4.07	49,618	2.51	59,377	2.77
Corporate securities	—	—	—	—	13,966	5.90	—	—	13,966	5.90
Other securities	—	—	—	—	—	—	5,311	2.95	5,311	2.95
Held-to-maturity:
U.S. Government securities	—	—	—	—	—	—	5,000	4.30	5,000	4.30
Securities of U.S. states and political subdivisions	—	—	—	—	—	—	21,992	6.40	21,992	6.40
Mortgage-backed securities	—	—	—	—	—	—	58,286	2.93	58,286	2.93
Corporate securities	4,988	6.88	7,579	6.68	4,645	7.13	—	—	17,212	6.86
Other securities	—	—	—	—	—	—	5,128	1.29	5,128	1.29

Total	$16,524	2.46%	$103,327	1.02%	$82,676	3.77%	$155,921	3.37%	358,448	2.74

Equity securities									2,749	—

Total securities									$361,197	2.72%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. An analysis of our MBSs as of December 31, 2010 shows the estimated average lives for fixed MBSs to be 4.98 years and for adjustable MBSs to be 3.90 years. The estimated average life will change if interest rates change. The estimated average life of the total securities portfolio was 5.72 years as of December 31, 2010.

Goodwill and Other Intangible Assets

FASB ASC 805-10, Business Combinations and FASB ASC 350-10, Intangibles – Goodwill and Other require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and address the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FASB ASC 350-10 also addresses the accounting for goodwill and other intangible assets subsequent to their acquisition and provides that intangible assets with finite useful lives should continue to be amortized and that goodwill and intangible assets with indefinite lives should no longer be amortized, but rather, be tested annually for impairment. Based on our goodwill impairment test as of October 1, 2010, we do not believe any of our goodwill is impaired. In addition, as of December 31, 2010, we tested the useful lives of our other intangible assets and determined that there has not been any significant change in the original estimated useful lives.

The change in our carrying amount of goodwill for the years ended December 31, 2010 and 2009 is as follows:

	Years Ended December 31,
	2010	2009
	(dollars in thousands)
Balance, beginning	$35,799	$27,873
Adjustment to purchase price (1)	—	7,926

Balance, ending	$35,799	$35,799

(1)	Accrual of contingent purchase consideration related to Linscomb & Williams in 2009.

Deposits

Deposits are our primary source of funds and we rely on our private client offices to attract and retain those deposits. We offer a variety of products, which consist of noninterest-bearing and interest-bearing checking accounts, money market and savings accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. From time to time, we also purchase brokered deposits, either through a broker to increase the duration of the deposit portfolio, or through the Certificate of Deposit Account Registry Service (CDARS), which we do as a service for our clients. Our deposits averaged $1.2 billion for the year ended December 31, 2010, $1.2 billion for 2009 and $1.1 billion for 2008.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. The change in cost of our deposits reflects the impact of the increase or decrease in short term rates, such as the Federal Funds rate or the London Inter Bank Offered Rate. Because of the competitive nature of the market for deposits, our rates tend to follow these benchmarks closely. In addition, during periods of rapid loan growth, we have at times offered special deposit products or attractive rates to fund this loan growth. The average cost of deposits, including noninterest-bearing deposits, for the year ended December 31, 2010 was 1.21% compared with 1.83% for the year ended December 31, 2009. The decrease in average cost of deposits was primarily due to falling interest rates.

As of December 31, 2010, core deposits were $790.1 million, or 75.2% of total deposits, while time deposits $100,000 and greater and brokered deposits made up 24.8% of total deposits. As of December 31, 2010, total deposits decreased to $1.1 billion from year end 2009, a decrease of $141.4 million, or 11.9%. However, deposits increased $89.8 million compared with their level at December 31, 2009, excluding the $231.3 million of Florida deposits sold in 2010. The increase in Texas noninterest-bearing deposits was primarily due to growth in commercial clients in Houston and the increase in interest-bearing deposits was primarily due to money market accounts in Houston. As of December 31, 2009, total deposits increased to $1.2 billion from year end 2008, an increase of $91.0 million, or 8.3%.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$189,071	—%	$152,873	—%	$120,682	—%
Interest checking	146,863	0.28	186,440	0.48	187,412	1.34
Money market and savings	264,227	0.67	273,188	1.09	291,749	1.97
Time deposits less than $100,000	129,365	2.40	200,493	3.33	195,321	4.39

Core deposits	729,526	0.72	812,994	1.30	795,164	2.12

Time deposits $100,000 and greater	250,035	2.20	308,546	3.14	239,696	4.25
Brokered deposits	23,836	2.58	28,924	2.69	26,458	3.15
Noninterest-bearing deposits held-for-sale	16,188	—	—	—	—	—
Interest-bearing deposits held-for-sale	190,157	1.69	—	—	—	—

Total deposits	$1,209,742	1.21%	$1,150,464	1.83%	$1,061,318	2.63%

The following table sets forth the amount of our time deposits as of December 31, 2010 that are $100,000 and greater by time remaining until maturity:

December 31, 2010
(dollars in thousands)
Three months or less	$46,073
Over three months through six months	33,693
Over six months through one year	67,847
Over one year	91,516

Total	$239,129

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

Our borrowings and repurchase agreements were $219.8 million as of December 31, 2010. The outstanding balance as of December 31, 2010 includes $207.7 million in long term FHLB advances ($95.0 million of which have various call dates prior to the maturity date) and $12.1 million in repurchase agreements with clients.

We decreased our borrowings and repurchase agreements $835,000, or 0.4%, to $219.8 million as of December 31, 2010 from $220.6 million as of December 31, 2009. During the year ended December 31, 2010, we refinanced approximately $52.5 million of FHLB advances which were treated as exchanges of debt. As part of those transactions, we incurred prepayment penalties of $2.6 million, which were capitalized as part of the new advances and are being amortized over the life of the new advances.

The following table summarizes our outstanding borrowings and repurchase agreements at the dates indicated:

	As of and for the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Ending balance	$219,777	$220,612	$272,026
Average balance for the year	219,914	231,648	225,969
Maximum month end balance during the year	221,472	257,514	272,026

Average interest rate for the year	3.87%	3.67%	3.44%
Weighted average interest rate at the end of the year	3.55%	3.82%	3.12%

As of December 31, 2010, we had two issues of junior subordinated debentures outstanding totaling $20.6 million as follows:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of December 31, 2010	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.25%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033

Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85% (2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from the issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

The trust preferred securities issued by the trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule could reduce the amount of trust preferred securities that we can include in Tier 1 capital. The amount of such excess trust preferred securities would be includable in Tier 2 capital. The new quantitative limits will be fully effective on March 31, 2011. The new rules had no effect on the amount of trust preferred securities that we may include in our Tier 1 capital as of December 31, 2010. Under the Dodd-Frank Act, all trust preferred securities issued on or after May 19, 2010 must be deducted from Tier 1 capital, except for existing trust preferred securities issued prior to May 19, 2010 if the bank holding company has less than $15.0 billion in total consolidated assets as of December 31, 2009.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the years ended December 31, 2010 and 2009, our average deposits were $1.2 billion, or 73.7% of average total assets, and $1.2 billion, or 71.9% of average total assets.

At December 31, 2010, we had approximately $50.6 million in short term investments and $251.8 million in securities available-for-sale, which together represented 20.6% of total assets. Funds are also available from borrowings from the FHLB pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities) and repurchase agreements. As of December 31, 2010, we had $271.2 million in available credit from the FHLB. We monitor our liquidity closely through balance sheet analysis as well as cash flow projections to ensure that we have adequate liquidity to meet our obligations.

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

The primary source of the Company’s funding has been dividends from Encore Bank, the payment of which is subject to bank regulatory limitations. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to us. However, the Company maintains excess liquidity that would be sufficient to fully fund it and its nonbank affiliate operations for an extended period should funding from Encore Bank be interrupted.

Shareholders’ Equity

Shareholders’ equity decreased $20.0 million, or 10.7%, to $166.6 million as of December 31, 2010, compared with $186.7 million as of December 31, 2009. Our ratio of average shareholders’ equity to average assets decreased to 11.04% for 2010 compared with 11.72% for 2009. The decrease was due primarily to our net loss.

Shareholders’ equity increased $926,000, or 0.5%, to $186.7 million as of December 31, 2009 compared with $185.7 million as of December 31, 2008, primarily due to net earnings. Our ratio of average shareholders’ equity to average assets increased to 11.72% for 2009 compared with 10.99% for 2008. In addition, our shareholder’s equity and our capital ratios were impacted by the completion of a contingency payment obligation incurred in connection with our acquisition of Linscomb & Williams. The accrued liability related to this transaction as of December 31, 2009 was $7.9 million and was extinguished by the issuance of 696,000 shares of common stock and the payment of $2.1 million in cash in the first quarter of 2010. The recording of this transaction resulted in approximately $7.9 million in additional goodwill.

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

The following table presents capital amounts and ratios for us and Encore Bank as of December 31, 2010. The leverage ratio reflects the average assets for the fourth quarter of 2010, and does not reflect the full effect of the sale of the Florida operations completed on December 31, 2010.

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$129,485	8.10%	$63,972	4.00%	N/A	N/A
Tier 1 risk-based	129,485	12.83	40,362	4.00	N/A	N/A
Total risk-based	142,185	14.09	80,724	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$118,603	7.41%	$63,984	4.00%	$79,980	5.00%
Tier 1 risk-based	118,603	11.78	40,277	4.00	60,415	6.00
Total risk-based	131,277	13.04	80,553	8.00	100,692	10.00

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

Our interest sensitivity profile was liability sensitive as of December 31, 2010. Given an instantaneous 100 basis point increase in rates that was sustained for 12 months, our base net interest income would decrease by an estimated 2.7% for the year ended December 31, 2010. Given an instantaneous 200 basis point increase in interest rates for the same period, our base net interest income would decrease by an estimated 5.1% for the year ended December 31, 2010. Given that short-term interest rates are near zero, we did not run an instantaneous downward shock.

We also manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of interest-earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we have. From time to time, we may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts, or forward delivery contracts to reduce interest rate risk. As of December 31, 2010, we had no hedging instruments.

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

The following table sets forth our interest rate sensitivity analysis as of December 31, 2010:

	Volumes Subject to Repricing Within
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Non-Rate Sensitive	Total Balance
	(dollars in thousands)
Interest-earning assets:
Loans	$287,832	$57,748	$64,674	$106,153	$119,905	$233,863	$54,358	$6,839	$931,372
Securities	13,170	11,441	17,392	22,172	104,277	31,959	159,411	(420)	359,402
Other interest-earning assets	60,186	—	—	—	—	—	—	—	60,186

Total interest-earning assets	361,188	69,189	82,066	128,325	224,182	265,822	213,769	6,419	1,350,960
Interest-bearing liabilities:
Interest checking, money market and savings	452,346	—	—	—	—	—	—	—	452,346
Time deposits	22,611	47,999	47,133	103,437	75,911	81,251	—	—	378,342
FHLB advances	—	—	—	—	—	110,784	96,919	—	207,703
Borrowings and repurchase agreements	12,074	—	—	—	—	—	—	—	12,074
Junior subordinated debentures	—	5,155	—	—	15,464	—	—	—	20,619

Total interest-bearing liabilities	487,031	53,154	47,133	103,437	91,375	192,035	96,919	—	1,071,084

Interest rate sensitivity gap	$(125,843)	$16,035	$34,933	$24,888	$132,807	$73,787	$116,850	$6,419	$279,876

Cumulative interest rate sensitivity gap	$(125,843)	$(109,808)	$(74,875)	$(49,987)	$82,820	$156,607	$273,457

Cumulative interest rate sensitive assets to rate sensitive liabilities	74.2%	79.7%	87.3%	92.8%	110.6%	116.1%	125.5%
Cumulative gap as a percent of total earning assets	(9.3)%	(8.1)%	(5.5)%	(3.7)%	6.1%	11.6%	20.2%

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

Contractual Obligations

The following table presents the payments due by period for our contractual obligations (other than deposit obligations) as of December 31, 2010:

	Payments Due in Years Ended:
	2011	2012-2013	2014-2015	Thereafter	Total
	(dollars in thousands)
Operating leases	$2,444	$3,834	$2,225	$2,473	$10,976
FHLB advances	—	59,500	51,284	96,919	207,703
Other borrowed funds	12,074	—	—	—	12,074
Junior subordinated debentures	—	—	—	20,619	20,619

Total	$14,518	$63,334	$53,509	$120,011	$251,372

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

Our commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Payments Due in Years Ended:
	2011	2012-2013	2014-2015	Thereafter	Total
	(dollars in thousands)
Standby letters of credit	$4,608	$899	$748	$561	$6,816
Commitments to extend credit	111,673	41,165	9,220	11,294	173,352

Total	$116,281	$42,064	$9,968	$11,855	$180,168

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Deloitte & Touche LLP, an independent registered public accounting firm, have audited the consolidated financial statements prepared by the Company and have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board of Directors—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders (the 2011 Proxy Statement) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The information required by this Item is incorporated herein by reference under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2011 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. We will furnish a copy of any exhibit to shareholders upon written request to Encore Bancshares, Inc. and payment of a reasonable fee.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit (1)	Description
2.1	Agreement and Plan of Reorganization, dated as of August 29, 2005, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.4 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement))

2.2	First Amendment to Agreement and Plan of Reorganization, dated July 28, 2006, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.5 to the S-1 Registration Statement)

2.3	Second Amendment to Agreement and Plan of Reorganization, dated March 30, 2007, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to the S-1 Registration Statement)

2.4	Third Amendment to Agreement and Plan of Reorganization, dated March 13, 2010, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

2.5	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between Encore Bancshares, Inc. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

2.6	Purchase and Assumption Agreement dated March 15, 2010 by and among Encore Bank, N.A., Ovation Holdings, Inc. and National Bank of Southwest Florida (incorporated herein by reference to Exhibit 2.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on March 19, 2010)

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the S-1 Registration Statement)

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement)

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement)

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement)

Exhibit (1)	Description
4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

10.1†	Encore Bancshares, Inc. 2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the S-1 Registration Statement)

10.2†	Form of Encore Bancshares, Inc. Stock Option Award Terms and Conditions and corresponding notice (incorporated herein by reference to Exhibit 10.2 to the S-1 Registration Statement)

10.3†	Form of Encore Bancshares, Inc. Restricted Stock Award Agreement and corresponding notice (incorporated herein by reference to Exhibit 10.3 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.4†	Encore Bancshares, Inc. 2008 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-150996 (the S-8 Registration Statement))

10.5†	Form of Encore Bancshares, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the S-8 Registration Statement)

10.6†	Form of Encore Bancshares, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 to the S-8 Registration Statement)

10.7†	Form of Encore Bancshares, Inc. Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.7 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.8†	Form of Encore Bancshares, Inc. Long-Term Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.8 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.9†	Executive Employment Agreement dated April 7, 2008 between William Reed Moraw and Town & Country Insurance Agency, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.10†	Amended and Restated Letter Change-in-Control Agreement dated March 15, 2010 between James S. D’Agostino, Jr. and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.10 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.11†	Letter Employment Agreement dated January 29, 2010 between J. Harold Williams and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on February 3, 2010)

10.12†	Letter Employment Agreement dated January 29, 2010 between G. Walter Christopherson and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on February 3, 2010)

10.13†	Amended and Restated Letter Change-in-Control Agreement dated March 15, 2010 between L. Anderson Creel and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.13 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.14†	Letter Change-in-Control Agreement dated March 15, 2010 between Preston Moore and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.14 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

Exhibit (1)	Description
10.15†	Letter Change-in-Control Agreement dated March 15, 2010 between Carmen A. Jordan and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.15 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.16†	Letter Change-in-Control Agreement dated March 15, 2010 between Charles W. Jenness and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.16 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.17†	Form of Indemnity Agreement with directors of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.18†	Form of Indemnity Agreement with directors of Encore Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.19†	Form of Executive Compensation Letter Agreement with senior executive officers of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.3 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

21.1	List of Subsidiaries of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 to Encore Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008)

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

†	Management contract or compensatory plan arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	Encore Bancshares, Inc. has other long term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. We hereby agree to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BANCSHARES, INC. (Registrant)

Dated: March 14, 2011	By:	/s/ James S. D’Agostino, Jr.
James S. D’Agostino, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/s/ L. Anderson Creel L. Anderson Creel	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2011

/s/ Preston Moore Preston Moore	Director and President	March 14, 2011

/s/ Carin M. Barth Carin M. Barth	Director	March 14, 2011

/s/ Charles W. Jenness Charles W. Jenness	Director	March 14, 2011

/s/ John Bryan King John Bryan King	Director	March 14, 2011

/s/ Walter M. Mischer, Jr. Walter M. Mischer, Jr.	Director	March 14, 2011

/s/ Edwin E. Smith Edwin E. Smith	Director	March 14, 2011

/s/ Eugene H. Vaughan Eugene H. Vaughan	Director	March 14, 2011

/s/ David E. Warden David E. Warden	Director	March 14, 2011

/s/ J. Harold Williams J. Harold Williams	Director	March 14, 2011

/s/ Randa Duncan Williams Randa Duncan Williams	Director	March 14, 2011

ENCORE BANCSHARES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the consolidated balance sheet of Encore Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2009 and 2008 were audited by other auditors whose report, dated March 16, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Bancshares, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the consolidated balance sheet of Encore Bancshares, Inc. (a Texas corporation) and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Bancshares, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton LLP

Houston, Texas

March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the internal control over financial reporting of Encore Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Encore Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Encore Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements of the Company for the years ended December 31, 2009 and 2008 were audited by other auditors whose report, dated March 16, 2010, expressed an unqualified opinion on those statements.

/s/  Deloitte & Touche LLP

Houston, Texas

March 14, 2011

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$13,523	$16,796
Interest-bearing deposits in banks	49,478	172,984
Federal funds sold and other temporary investments	1,098	7,396

Cash and cash equivalents	64,099	197,176
Securities available-for-sale, at estimated fair value	251,784	140,651
Securities held-to-maturity, at amortized cost	107,618	117,171
Loans held-for-sale, at lower of cost or fair value	10,915	1,058
Loans receivable	920,457	1,078,205
Allowance for loan losses	(18,639)	(26,501)

Net loans receivable	901,818	1,051,704
Federal Home Loan Bank of Dallas stock, at cost	9,610	9,569
Investment in real estate	9,298	14,639
Premises and equipment, net	7,023	15,484
Cash surrender value of life insurance policies	15,935	15,339
Goodwill	35,799	35,799
Other intangible assets, net	4,716	5,351
Accrued interest receivable and other assets	47,882	31,414

	$1,466,497	$1,635,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$219,756	$174,102
Interest-bearing	830,688	1,017,734

Total deposits	1,050,444	1,191,836
Borrowings and repurchase agreements	219,777	220,612
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,016	15,620

Total liabilities	1,299,856	1,448,687
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at December 31, 2010 and 2009; aggregate liquidation preference of $34,222	29,500	28,976
Common stock, $1 par value, 50,000 shares authorized; 11,479 shares at December 31, 2010 and 10,527 shares at December 31, 2009 issued	11,479	10,527
Additional paid-in capital	122,678	116,084
Retained earnings	4,641	31,095
Common stock in treasury, at cost (48 shares at December 31, 2010 and 23 shares at December 31, 2009)	(455)	(233)
Accumulated other comprehensive income (loss)	(1,202)	219

Total shareholders’ equity	166,641	186,668

	$1,466,497	$1,635,355

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Interest income:
Loans, including fees	$61,189	$68,006	$73,827
Securities	6,720	8,518	5,623
Federal funds sold and other temporary investments	894	702	1,821

Total interest income	68,803	77,226	81,271
Interest expense:
Deposits	14,600	21,013	27,871
Borrowings and repurchase agreements	8,510	8,493	7,781
Junior subordinated debentures	1,194	1,225	1,345

Total interest expense	24,304	30,731	36,997

Net interest income	44,499	46,495	44,274
Provision for loan losses	35,169	16,660	29,175

Net interest income after provision for loan losses	9,330	29,835	15,099
Noninterest income:
Trust and investment management fees	18,970	16,894	17,329
Mortgage banking	765	653	251
Insurance commissions and fees	5,771	5,477	5,681
Net gain (loss) on sale of available-for-sale securities	518	2,324	(3)
Gain on sale of branches	3,682	—	—
Impairment write down on securities	—	—	(1,984)
Other	2,037	1,989	1,671

Total noninterest income	31,743	27,337	22,945
Noninterest expense:
Compensation	34,161	30,163	29,317
Occupancy	5,666	6,050	6,045
Equipment	1,228	1,695	1,960
Advertising and promotion	617	807	842
Outside data processing	3,551	3,173	2,970
Professional fees	4,846	4,017	3,470
Intangible amortization	635	681	749
FDIC assessment	3,680	2,115	161
Foreclosed real estate expenses, net	7,103	1,503	645
Write down of assets held-for-sale	12,084	—	—
Other	5,029	4,220	4,847

Total noninterest expense	78,600	54,424	51,006

Net earnings (loss) before income taxes	(37,527)	2,748	(12,962)
Income tax expense (benefit)	(13,297)	962	(4,888)

Net earnings (loss)	$(24,230)	$1,786	$(8,074)

Loss available to common shareholders	$(26,454)	$(428)	$(8,240)

Loss per common share:
Basic	$(2.37)	$(0.04)	$(0.81)
Diluted	(2.37)	(0.04)	(0.81)
Average common shares outstanding	11,179	10,381	10,205
Diluted average common shares outstanding	11,179	10,381	10,205

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2009 and 2010

(Amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2008	$—	10,128	$10,128	$108,173	$39,763	$(69)	$(516)	$157,479
Stock-based compensation cost recognized in earnings	—	—	—	1,235	—	—	—	1,235
Issuance of preferred stock and common stock warrants	28,422	—	—	5,578	—	—	—	34,000
Issuance of common shares for exercise of options	—	48	48	454	—	—	—	502
Issuance of restricted stock	—	79	79	(79)	—	—	—	—
Forfeitures of restricted stock	—	(8)	(8)	8	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	120	—	—	—	120
Purchase of treasury stock (2 shares)	—	—	—	—	—	(29)	—	(29)
Comprehensive income (loss):
Net loss	—	—	—	—	(8,074)	—	—	(8,074)
Change in net unrealized loss on securities available-for-sale, net of deferred tax expense of $358 and reclassification adjustment	—	—	—	—	—	—	636	636

Total comprehensive income (loss)								(7,438)
Dividend on preferred stock and amortization of preferred stock discount	39	—	—	—	(166)	—	—	(127)

Balance at December 31, 2008	28,461	10,247	10,247	115,489	31,523	(98)	120	185,742
Stock-based compensation cost recognized in earnings	—	—	—	1,018	—	—	—	1,018
Issuance of restricted stock	—	297	297	(297)	—	—	—	—
Forfeitures of restricted stock	—	(17)	(17)	17	—	—	—	—
Excess tax expense from stock-based compensation	—	—	—	(143)	—	—	—	(143)
Purchase of treasury stock (17 shares)	—	—	—	—	—	(135)	—	(135)
Comprehensive income:
Net earnings	—	—	—	—	1,786	—	—	1,786
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $115 and reclassification adjustment	—	—	—	—	—	—	99	99

Total comprehensive income								1,885
Dividends on preferred stock and amortization of preferred stock discount	515	—	—	—	(2,214)	—	—	(1,699)

Balance at December 31, 2009	28,976	10,527	10,527	116,084	31,095	(233)	219	186,668
Stock-based compensation cost recognized in earnings	—	—	—	1,349	—	—	—	1,349
Issuance of common shares	—	696	696	5,135	—	—	—	5,831
Issuance of restricted stock	—	241	241	(241)	—	—	—	—
Cancellation and forfeiture of restricted stock	—	(60)	(60)	60	—	—	—	—
Exercise of stock options	—	75	75	349	—	—	—	424
Purchase of treasury stock (25 shares)	—	—	—	—	—	(222)	—	(222)
Excess tax expense from stock-based compensation	—	—	—	(58)	—	—	—	(58)
Comprehensive loss:
Net loss	—	—	—	—	(24,230)	—	—	(24,230)
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred tax benefit of $792 and reclassification adjustment	—	—	—	—	—	—	(1,421)	(1,421)

Total comprehensive loss								(25,651)
Dividends on preferred stock and amortization of preferred stock discount	524	—	—	—	(2,224)	—	—	(1,700)

Balance at December 31, 2010	$29,500	11,479	$11,479	$122,678	$4,641	$(455)	$(1,202)	$166,641

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(24,230)	$1,786	$(8,074)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	35,169	16,660	29,175
Write down of assets held-for-sale	12,084	—	—
Amortization of premiums and discounts, net	1,178	804	1,292
Stock-based compensation	1,349	1,018	1,235
Depreciation	1,514	2,175	2,346
Write down of investment in real estate	4,830	695	454
Gain on sale of branches	(3,682)	—	—
Gain on sale of mortgage loans	(618)	(518)	(162)
Loss on sale of foreclosed real estate	1,163	356	164
Realized (gain) loss on sales of available-for-sale securities, net	(518)	(2,324)	3
Impairment write down on securities	—	—	1,984
Increase in mortgages held-for-sale	(37,318)	(48,913)	(24,025)
Proceeds from sale of mortgage loans	36,297	48,523	25,449
Federal Home Loan Bank of Dallas stock dividends	(35)	(25)	(199)
Increase in value of life insurance policies	(596)	(653)	(595)
Deferred income tax benefit	(9,979)	(1,361)	(6,732)
Excess tax benefit from stock-based compensation	—	—	(120)
Decrease in accrued interest receivable	102	75	617
Increase in other assets	(2,264)	(6,586)	(749)
Increase (decrease) in accrued interest payable	45	(117)	252
Increase (decrease) in other liabilities	1,395	(942)	(49)

Net cash provided by operating activities	15,886	10,653	22,266

Cash flows from investing activities:
Purchases of available-for-sale securities	(303,386)	(258,494)	(72,430)
Principal collected on available-for-sale securities	26,733	21,941	4,418
Proceeds from sales of available-for-sale securities	159,612	176,855	150
Purchases of held-to-maturity securities	(61,291)	(62,137)	(1,129)
Principal collected on held-to-maturity securities	40,250	41,118	39,027
Proceeds from calls of held-to-maturity securities	31,000	—	—
Acquisition of real estate	—	(1,917)	—
Proceeds from sales of foreclosed real estate	11,349	4,796	2,628
Net cash paid for sales of branches	(225,293)	—	—
Cash paid for acquisition	(2,095)	—	(33)
Proceeds from sales of loans receivable	85,491	—	55
Net (increase) decrease in loans receivable	1,880	108,732	(141,630)
Purchases of Federal Home Loan Bank stock	(6)	(10)	(4,477)
Redemption of Federal Home Loan Bank stock	—	—	1,022
Purchases of premises and equipment	(282)	(297)	(2,877)

Net cash provided (used) by investing activities	(236,038)	30,587	(175,276)

Cash flows from financing activities:
Net increase in deposits	89,815	91,039	59,423
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	52,500	—	115,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(55,142)	(47)	(25,015)
Increase (decrease) in repurchase agreements	1,400	(51,305)	8,831
Payments on notes payable	—	(62)	(185)
Excess tax benefit from stock-based compensation	—	—	120
Proceeds from issuance of preferred stock and common stock warrants	—	—	34,000
Proceeds from issuance of common stock, net of purchase of treasury stock	202	(135)	473
Preferred dividends paid	(1,700)	(1,606)	—

Net cash provided by financing activities	87,075	37,884	192,647

Net increase (decrease) in cash and cash equivalents	(133,077)	79,124	39,637
Cash and cash equivalents at beginning of year	197,176	118,052	78,415

Cash and cash equivalents at end of year	$64,099	$197,176	$118,052

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$24,259	$30,848	$36,745
Income taxes paid	196	1,035	3,602
Noncash investing and financing activities:
Real estate acquired in satisfaction of loans	10,500	15,788	5,192
Issuance of common stock for acquisition	5,831	—	—
Accrual of contingent consideration	—	7,926	—
Financing sales of foreclosed real estate	440	—	—

The accompanying notes are an integral part of these statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

We provide a variety of financial services through our eleven private client offices located in the greater Houston area, and five wealth management offices and three insurance offices in Texas. Six private client offices in Florida were sold in 2010. Our product offerings, places of business and service delivery are positioned to best meet the needs of professional firms, privately-owned businesses, investors and affluent individuals.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. Material estimates that we consider particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of loans held-for-sale, the valuation of deferred tax assets, and the valuation of goodwill and other intangible assets.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents include cash, demand deposits at other financial institutions, federal funds sold and certificates of deposit that have an initial maturity when purchased of three months or less.

Securities

Securities are classified among two categories at the time the securities are purchased: held-to-maturity and available-for-sale. We reassess these classifications periodically. We do not hold trading securities.

Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt securities that we might not hold until maturity and marketable equity securities are classified as available-for-sale and recorded at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in other comprehensive income. Marketable equity securities without a readily determinable market value are classified as available-for-sale and recorded at cost.

We recognize purchase premiums and discounts on securities in interest income using the interest method over the contractual lives, adjusted for actual prepayments. Declines in the fair value of cost basis, held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment losses, we consider, if applicable (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether we intend to sell the security, and (4) if we do not intend to sell the security, whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

December 31, 2010, 2009 and 2008

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

Loans Held-for-Sale

We carry loans held-for-sale at the lower of cost or estimated fair value. Fair value of commercial loans held-for-sale is primarily based on third party valuations. Fair value for consumer mortgages held-for-sale is based on commitments on hand from investors or prevailing market prices. Consumer mortgage loan gains and losses on sales are recorded in noninterest income and determined on a specific identification basis. Losses on other loans held-for-sale are recorded in noninterest expense.

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

December 31, 2010, 2009 and 2008

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

Investment in Real Estate

We initially record real estate acquired in settlement of loans at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Fair value is defined as the amount of cash or cash equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller—that is, in other than a forced or liquidation sale. Subsequent to foreclosure, we perform periodic valuations and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Subsequent declines in value below the new cost basis are recorded through the use of a valuation allowance with a charge to noninterest expense. Subsequent increases in value up to the amount of the valuation allowance are included in noninterest expense. Required development costs associated with foreclosed property under construction are capitalized. Operating expenses, net of related income, and gains and losses on disposition are included in noninterest expense. Recognition of gain on sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, the gain, or a portion thereof, is deferred until the necessary criteria are met. At December 31, 2010 and 2009, investment in real estate held-for-sale consisted of real estate acquired in settlement of loans of $9,298 and $14,639.

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

December 31, 2010, 2009 and 2008

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

Derivatives and Hedging Activities

We may enter into derivative contracts in order to hedge the risk of market interest rate changes on certain assets and liabilities and other firm commitments. On the date a derivative contract is entered into, it is designated a fair value hedge, a cash flow hedge or does not receive a hedging designation in accordance with FASB ASC 815, Derivatives and Hedging. A fair value hedge hedges exposure to changes in the fair value of an asset, liability or firm commitment due to their fixed rate terms. Changes in the fair value of the hedging instrument are included in other comprehensive income for the effective portion of the hedge and are offset by changes in the fair value of the hedged item. The net effect resulting from the ineffective portion of a hedging instrument is reflected in earnings. A cash flow hedge hedges exposure to the variability in cash flows associated with an existing asset or liability or a forecasted transaction due to their variable terms. The effective portion of changes in the fair value of the hedging instrument is included in accumulated other comprehensive income and is subsequently reclassified into earnings as the hedged item impacts earnings. Any ineffective portion is recognized in current earnings. If the derivative contract is not given a hedging designation, the change in fair value of the contract is recognized currently in earnings. At December 31, 2010 and 2009, we had no derivative instruments outstanding.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payments at fair value in accordance with FASB ASC 718, Compensation—Stock Compensation. Compensation expense for restricted stock is based on the market price of our common stock on the date of grant and is recognized ratably over the vesting period.

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

The changes in the components of other comprehensive income (loss) are as follows:

	2010	2009	2008
Unrealized holding gains (losses) on available-for-sale securities arising during period	$(2,731)	$(2,110)	$997
Reclassification adjustment for gains (losses) included in income	518	2,324	(3)

Net pre-tax gain (loss) recognized in other comprehensive income	(2,213)	214	994
Tax (expense) benefit	792	(115)	(358)

Net-of-tax impact on comprehensive income (loss)	$(1,421)	$99	$636

Fair Values of Financial Instruments

We estimate the fair value of financial instruments based on the fair value hierarchy established in FASB ASC 820, Fair Value Measurements and Disclosures. Fair value estimates involve uncertainties and matters of judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of bench marks for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. For more information on the fair value of our financial instruments, see Note Q—Fair Value of Assets and Liabilities.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

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

Basic and Diluted Earnings (Loss) Per Common Share

We calculate basic earnings (loss) per common share using earnings (loss) available to common shareholders (net earnings (loss) after deducting preferred dividends) divided by the weighted average of common shares outstanding during the period, including nonvested restricted stock. Diluted earnings per common share include the dilutive effect of stock options granted, using the treasury stock method.

Loss Contingencies

We record loss contingencies, including claims and legal actions arising in the ordinary course of business, as liabilities when the likelihood of loss is probable and the amount or range of loss can be reasonably estimated.

Adoption of Updates to the FASB Codification

On January 1, 2010, we adopted the following updates to the FASB Codification:

FASB Accounting Standard Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures related to activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial statements.

FASB ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets, into the FASB ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application was not permitted. The adoption of ASU 2009-16 did not have a material effect on our consolidated financial statements.

FASB ASC 810, Consolidation, improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. FASB ASC 810 was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption not permitted. The adoption of FASB ASC 810 did not have a material effect on our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

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

FASB ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans, and credit quality indicators. ASU 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011. FASB ASU 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.

Pending Accounting Pronouncements

FASB ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 will be effective for us on January 1, 2011 and is not expected have a significant impact on our financial statements.

FASB ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for us prospectively for business combinations occurring after December 31, 2010.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

Sale of Florida Operations

On March 15, 2010, Encore Bank executed two separate purchase and assumption agreements to sell certain assets and transfer certain liabilities of its Florida operations. The first agreement was with Ovation Holdings, Inc. (Ovation Holdings) and its subsidiary bank, National Bank of Southwest Florida (NBSWF), headquartered in Port Charlotte, Florida.

On December 31, 2010, NBSWF assumed approximately $180.8 million of deposits associated with our four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF also purchased approximately $61.5 million of loans as well as other assets, including premises and equipment. We recorded a $3.5 million write down of premises and equipment, a charge-off of $1.3 million related to the loans and a gain on sale of branches of $2.6 million.

The second agreement was with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Pursuant to this agreement, in May 2010, HomeBanc assumed approximately $50.5 million of deposits and certain assets associated with our two private client offices in Clearwater and Belleair Bluffs, Florida. We recorded a gain on sale of branches of $1.1 million.

In October 2010, Encore Bank sold $25.3 million of Florida loans in a bulk sale. These loans were classified as held-for-sale as of September 30, 2010 and were marked to market in the third quarter of 2010, resulting in a charge of $8.5 million, primarily to the allowance for loan losses. This pool of loans included $19.8 million of nonaccrual loans.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Available-for-sale:
U.S. Government securities	$164,226	$231	$(1,802)	$162,655
Securities of U.S. states and political subdivisions	7,950	—	(572)	7,378
Mortgage-backed securities	59,377	1,015	(248)	60,144
Corporate securities	13,966	—	(546)	13,420
Other securities	5,529	18	(146)	5,401

Total	251,048	1,264	(3,314)	248,998
Marketable equity securities	2,531	255	—	2,786

Total available-for-sale securities	$253,579	$1,519	$(3,314)	$251,784

Held-to-maturity:
U.S. Government securities	$5,000	—	—	$5,000
Securities of U.S. states and political subdivisions	21,992	98	(519)	21,571
Mortgage-backed securities	58,286	706	(5)	58,987
Corporate securities	17,212	1,840	—	19,052
Other securities	5,128	—	—	5,128

Total held-to-maturity securities	$107,618	$2,644	$(524)	$109,738

December 31, 2009
Available-for-sale:
U.S. Government securities	$87,258	$117	$(554)	$86,821
Securities of U.S. states and political subdivisions	646	—	(31)	615
Mortgage-backed securities	45,275	926	(64)	46,137
Other securities	4,410	12	(36)	4,386

Total	137,589	1,055	(685)	137,959
Marketable equity securities	2,523	169	—	2,692

Total available-for-sale securities	$140,112	$1,224	$(685)	$140,651

Held-to-maturity:
U.S. Government securities	$29,918	$57	$(16)	$29,959
Securities of U.S. states and political subdivisions	11,436	289	(82)	11,643
Mortgage-backed securities	57,868	759	(13)	58,614
Corporate securities	17,949	1,725	—	19,674

Total held-to-maturity securities	$117,171	$2,830	$(111)	$119,890

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of December 31, 2010 and 2009. These securities, with unrealized losses segregated by length of impairment at year end, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses
December 31, 2010
Less than 12 months
Available-for-sale:
U.S. Government securities	9	$42,840	$(1,802)
Securities of U.S. states and political subdivisions	9	7,378	(572)
Mortgage-backed securities	5	13,517	(248)
Corporate securities	4	13,420	(546)
Other securities	1	4,818	(146)

Total available-for-sale securities	28	$81,973	$(3,314)

Held-to-maturity:
Securities of U.S. states and political subdivisions	14	$8,898	$(519)
Mortgage–backed securities	1	279	(1)

Total held-to-maturity securities	15	$9,177	$(520)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	3	$540	$(4)

December 31, 2009
Less than 12 months
Available-for-sale:
U.S. Government securities	6	$29,054	$(554)
Securities of U.S. states and political subdivisions	1	615	(31)
Mortgage-backed securities	2	8,353	(64)

Total available-for-sale securities	9	$38,022	$(649)

Held-to-maturity:
U.S. Government securities	1	$4,966	$(16)
Securities of U.S. states and political subdivisions	5	1,910	(82)

Total held-to-maturity securities	6	$6,876	$(98)

More than 12 months
Available-for-sale:
Other securities	2	$498	$(36)

Held-to-maturity:
Mortgage-backed securities	5	$789	$(13)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell the securities. Additionally, it is not more likely than not that we will be required to sell these securities before recovery of our cost basis. Accordingly, as of December 31, 2010

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

and 2009, we believe the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying consolidated statements of operations.

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at December 31, 2010. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$11,536	$11,556	$4,988	$5,015
Over one year through five years	95,748	95,864	7,579	8,669
After five years through ten years	68,272	65,942	4,645	5,368
Over ten years	15,897	15,256	32,120	31,699

Total	191,453	188,618	49,332	50,751
Mortgage-backed and marketable equity securities	62,126	63,166	58,286	58,987

Total securities	$253,579	$251,784	$107,618	$109,738

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 2.85% and 3.31% at December 31, 2010 and 2009. As of December 31, 2010, the mortgage-backed securities have contractual maturities from 2018 to 2040. Accrued interest receivable on mortgage-backed securities was $328 and $350 at December 31, 2010 and 2009.

At December 31, 2010 and 2009, securities with a carrying value of $76,865 and $47,954 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains on sales of available-for-sale securities were $583, $2,535 and $0 for the years ended December 31, 2010, 2009 and 2008. Gross realized losses on sales of available-for-sale securities were $65, $211 and $3 for the years ended December 31, 2010, 2009 and 2008. In 2008, we recorded a $1,984 impairment write down on an available-for-sale equity security acquired in connection with our Community Reinvestment Act requirements.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127,049 and $128,782. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was $138, $376 and $236 for the years ended December 31, 2010, 2009 and 2008.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE C – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31 consisted of the following:

	2010	2009
Commercial:
Commercial	$147,090	$115,431
Commercial real estate	166,043	259,480
Real estate construction	46,326	87,008

Total commercial	359,459	461,919
Consumer:
Residential real estate first lien	205,531	222,337
Residential real estate second lien	269,727	291,433
Home equity lines	60,609	74,356
Consumer installment—indirect	4,671	8,372
Consumer other	20,460	19,788

Total consumer	560,998	616,286

Loans receivable	920,457	1,078,205
Loans held-for-sale	10,915	1,058

Total loans	$931,372	$1,079,263

Included in loans receivable is $2,484 and $3,123 of net deferred loan origination costs and unamortized premium and discount at December 31, 2010 and 2009. Accrued interest receivable on loans was $3,319 and $3,941 at December 31, 2010 and 2009. Consumer other loans include client overdrafts of $293 and $235 as of December 31, 2010 and 2009.

Loans held-for-sale are valued at the lower of cost or estimated fair value. During 2010, we recorded a write down of $8,627, included in write down of assets held-for-sale, related to loans sold during the year or loans held-for-sale at December 31, 2010.

Loan Origination Risk Management

We maintain various lending policies and procedures designed to maximize our loan income within an acceptable level of risk. We review these policies and procedures on a regular basis. Management reviews various reports on a regular basis related to loan quality, concentration of credit, loan delinquencies, classified loans and nonperforming loans.

Our commercial loans are primarily made within our market area and are underwritten on the basis of the borrower’s ability to service the debt from cash flow. We make both secured and unsecured commercial loans. For secured commercial loans, we generally take as collateral a lien on accounts receivable, inventory, equipment, or other assets owned by the borrower and obtain the personal guaranty of the business owner. Underwriting commercial loans focuses on an analysis of cash flow, including primary and secondary sources of repayment and the stability of the underlying business which provides the cash flow stream for debt service. Coupled with this analysis is an assessment of the financial strength of the guarantor, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions, industry trends and the collateral securing the loan. We require a first lien position in all collateral, and the loan to value ratio of commercial loans varies based on the collateral securing the loan.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

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

We make construction loans to custom high-end home builders who operate in the markets where our clients are located, and to a limited extent, to finance commercial properties. Substantially all of our residential construction loans are originated in our Houston market. In addition, we make loans on raw land. Real estate construction loans generally are secured by first liens on real estate and have floating interest rates. We employ a third party construction inspector to make regular inspections prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above regarding commercial real estate loans are also used in our construction lending activities.

Our lending activities also include the origination of first and second lien residential real estate loans that we consider to be predominately prime, collateralized by residential real estate that is located primarily in our market area. We offer a variety of mortgage loan products which generally are amortized over 15 to 30 years. We originate second mortgage loans through a network of brokers, primarily in the Houston, Dallas and Austin, Texas markets.

Our first lien residential real estate loans are collateralized by 1-4 family residential real estate and generally have been originated in amounts of no more than 90% of appraised value, with most being jumbo adjustable rate mortgages. We sell many of our first lien residential real estate loans, although we generally elect to keep for our own account loans that are nonconforming with an adjustable rate that adjusts within a period of not more than seven years and made to a client who has a relationship with us. We retain a valid lien on real estate and obtain a title insurance policy that insures that the property is free of encumbrances. We also require hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by the Department of Housing and Urban Development, we require flood insurance.

Our second lien residential real estate loans are collateralized by 1-4 family residential real estate, located primarily in the Texas markets of Houston, Dallas and Austin. These loans are predominantly prime (FICO score of 700 or greater) and used as supplemental funding in the purchase of a home. Though these loans represent a second lien position on the collateral, we generally underwrite these loans with full documentation and an average combined loan to value of less than 90%.

Substantially all of our other consumer loan origination function exists to support client relationships. We provide a variety of consumer loans, including automobile loans, personal loans and lines of credit (secured and unsecured), and deposit account collateralized loans. The terms of these loans typically range from 1 to 10 years and vary based upon the nature of the collateral and size of the loan.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

Allowance for Loan Losses

We maintain an allowance for loan losses sufficient to absorb estimated losses incurred in the loan portfolio through the balance sheet date. The determination of the appropriate level of the allowance is based on periodic evaluations of our loan portfolio. These evaluations are inherently subjective and require us to make numerous assumptions, estimates and judgments.

In analyzing the adequacy of the allowance for loan losses, we utilize a loan grading system for commercial loans, which include commercial, commercial real estate and real estate construction loans, to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. Consumer loans, which include residential real estate first and second lien, home equity lines, consumer installment-indirect and consumer other loans, are evaluated periodically based on their repayment status. The allowance consists of general and specific components. The general component is based on, among other things, the historical loan loss experience for each loan type, the growth, composition and diversification of our loan portfolio, delinquency and loan classification trends, estimated value of the underlying collateral, and the results of recent regulatory examinations. Also, new credit products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel are also taken into consideration.

In addition to the general component, nonaccrual commercial loans graded substandard or doubtful, as well as loans designated as troubled debt restructurings, are individually evaluated in accordance with FASB ASC 310, Receivables, to determine the level of any impairment and specific reserve.

As a final step to the evaluation process, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate, but not eliminate, the imprecision inherent in loan- and segment-level estimates of expected loan losses. This review of the allowance includes our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and concentration risks.

There are numerous factors that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various factors that could potentially result in loan losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for loan losses, which would negatively impact our results of operations in future periods. We believe that, given the procedures we follow in estimating incurred losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

The allowance for loan losses and recorded investment in loans by loan type is as follows for the year ended December 31, 2010:

	Commercial	Commercial Real Estate	Real Estate Construction	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Installment - Indirect	Consumer Other	Total
Allowance for Loan Losses:
Beginning balance	$4,514	$10,580	$2,777	$3,061	$3,673	$1,577	$266	$53	$26,501
Charge-offs	(965)	(24,527)	(9,159)	(4,089)	(3,720)	(2,030)	(205)	(209)	(44,904)
Recoveries	883	17	104	304	226	180	123	36	1,873
Provision	(282)	16,738	7,764	4,079	4,534	2,108	11	217	35,169

Ending balance	$4,150	$2,808	$1,486	$3,355	$4,713	$1,835	$195	$97	$18,639

Ending balance individually evaluated for impairment	$189	$—	$—	$2	$372	$—	$—	$—	$563

Loans (1):
Ending balance	$147,090	$166,043	$46,326	$205,531	$269,727	$60,609	$4,671	$20,460	$920,457

Ending balance individually evaluated for impairment	$740	$4,154	$3,411	$6,500	$372	$—	$—	$—	$15,177

Ending balance collectively evaluated for impairment	$146,350	$161,889	$42,915	$199,031	$269,355	$60,609	$4,671	$20,460	$905,280

(1)	Excludes loans held-for-sale.

Activity in the allowance for loan losses for the years 2009 and 2008 is as follows:

	2009	2008
Balance at beginning of year	$25,105	$11,161
Provision for loan losses	16,660	29,175
Loans charged-off	(18,652)	(15,824)
Recoveries of loans previously charged-off	3,388	593

Balance at December 31	$26,501	$25,105

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans at December 31:

	2010	2009	2008
Impaired loans on nonaccrual without a valuation allowance	$14,109	$20,032	$10,408
Impaired loans on nonaccrual with a valuation allowance	561	14,591	15,272
Impaired loans still accruing with a valuation allowance	507	530	—

Total impaired loans (1)	$15,177	$35,153	$25,680

Valuation allowance related to impaired loans	$563	$6,264	$7,288

Total nonaccrual loans	$26,477	$35,988	$30,531

Total accruing loans past due 90 days or more	$313	$1,489	$646

Restructured loans still accruing	$804	$530	$—

Average investment in impaired loans for the years ended December 31	$18,179	$34,888	$20,770

(1)	Does not include loans in the total of nonaccrual loans which are not evaluated separately for impairment and loans held-for-sale.

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

At December 31, 2010, impaired loans on nonaccrual with a valuation allowance consisted of $189 in commercial and $372 in residential real estate second lien. Interest income recognized after a loan is impaired is not material. No additional funds are committed to be advanced in connection with impaired loans.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

The age analysis of past due loans is as follows as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Recorded Investment Greater Than 90 Days and Accruing
Commercial	$196	$338	$313	$847	$146,243	$147,090	$313
Commercial real estate	239	1,417	1,858	3,514	162,529	166,043	—
Real estate construction	—	—	530	530	45,796	46,326	—

Total commercial	435	1,755	2,701	4,891	354,568	359,459	313

Residential real estate first lien	546	347	9,759	10,652	194,879	205,531	—
Residential real estate second lien	671	192	675	1,538	268,189	269,727	—
Home equity lines	306	149	—	455	60,154	60,609	—
Consumer installment—indirect	298	12	—	310	4,361	4,671	—
Consumer other	444	33	—	477	19,983	20,460	—

Total consumer	2,265	733	10,434	13,432	547,566	560,998	—

Total	$2,700	$2,488	$13,135	$18,323	$902,134	$920,457	$313

(1)	Excludes loans held-for-sale.

Impaired loans as of December 31, 2010 are as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$551	$574	$—
Commercial real estate	4,154	5,321	—
Real estate construction	3,411	6,024	—
Residential real estate first lien	5,993	7,393	—

With an allowance recorded:
Commercial	$189	$189	$189
Residential real estate first lien	507	507	2
Residential real estate second lien	372	372	372

Total:
Commercial	$8,305	$12,108	$189
Consumer	6,872	8,272	374

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

Our internally assigned risk grades for commercial loans are:

Pass

While there is no formal regulatory definition for Pass credits, credits not otherwise rated Watch, Special Mention, Substandard, Doubtful or Loss are considered to be Pass credits. We utilize a granular approach in assigning Pass risk grades to account for, among other things, the financial strength and capacity of the borrower and/or guarantors, and the nature, quality, liquidity and quantity of the collateral held. Pass credits are not reflected in the table below.

Watch

Watch is not a recognized regulatory category, but it is extensively used by banks in their credit risk rating activities. An example of a Watch credit would be an asset in which all of the financial trends and indicators of the borrower, and the historical and projected financial performance, is acceptable, but the borrower may be in an industry or a geographical locale that is under some degree of stress. A Watch credit is reviewed more closely than a Pass credit, but is otherwise treated similarly to a Pass credit.

Special Mention

A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard

A Substandard asset is inadequately protected by the current sound worth and capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful

An asset classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss

Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

The credit risk profile of our commercial loans aggregated by internally assigned grade is as follows as of December 31, 2010:

	Commercial	Commercial Real Estate	Real Estate Construction
Grade:
Watch	$5,074	$10,464	$6,154
Special Mention	3,309	4,475	1,100
Substandard	8,488	16,378	8,618
Doubtful	189	—	—

Total	$17,060	$31,317	$15,872

The credit risk profile of our consumer loans based on payment activity is as follows as of December 31, 2010:

	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Installment- Indirect	Consumer Other
Performing	$195,211	$269,020	$60,609	$4,671	$20,460
Nonperforming	10,320	707	—	—	—

Total	$205,531	$269,727	$60,609	$4,671	$20,460

NOTE D – PREMISES AND EQUIPMENT

Premises and equipment at December 31 was comprised of the following:

	Life in Years	2010	2009
Land		$—	$1,849
Building	30 years	—	4,662
Furniture and equipment	3-10 years	6,690	8,181
Leasehold improvements	1.5-20 years	10,793	12,550
Construction in progress—facilities		—	195

		17,483	27,437
Accumulated depreciation		(10,460)	(11,953)

		$7,023	$15,484

A write down, included in write down of assets held-for-sale, of $3,457 was recorded in 2010 related to premises and equipment sold in Florida.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

During 2005, we moved our corporate headquarters and entered into a sublease, classified as an operating lease from February 2007 and ending December 2014. We do not have the option to renew the sublease at the end of the lease term. Certain other offices and branch locations are operated as leased premises. We have the option to renew certain of these leases upon the completion of the non-cancelable lease term. The cost of lease extensions is not included below. Rental expense under operating lease agreements in 2010, 2009 and 2008 was approximately $2,708, $2,843 and $2,938. Lease cost is recognized on a straight-line basis over the lease term. Future minimum rental commitments associated with these leases are as follows:

Years Ended December 31,	Amount
2011	$2,444
2012	2,077
2013	1,757
2014	1,624
2015	601
Thereafter	2,473

$10,976

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

We have three reporting units with goodwill, which are Town & Country (insurance) in the amount of $3,092, Encore Trust with $10,973 and Linscomb & Williams with $21,734. During the year ended December 31, 2009, goodwill increased $7,926 within the wealth management reporting segment (composed of Encore Trust and Linscomb & Williams) due to the accrual of contingent consideration for Linscomb & Williams. In the first quarter of 2010, $2,095 cash was paid and 696 shares of common stock were issued to settle this accrued consideration.

Each reporting unit is tested for impairment at least annually. The fair value of each of the reporting units is established using appropriate weighted market and income approaches. Our impairment tests indicate that we passed step one of the impairment test, step two was not required and an impairment charge was not required.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance as of January 1	$35,799	$27,873
Adjustment to purchase price	—	7,926

Balance as of December 31	$35,799	$35,799

Other intangible assets as of December 31, 2010 and 2009 are detailed in the following table:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships	$9,419	$(4,703)	$4,716	$9,419	$(4,068)	$5,351

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

Estimated amortization expense for the following years ended December 31 is as follows:

2011	$564
2012	520
2013	483
2014	451
2015	421

NOTE F – DEPOSITS

Interest-bearing deposits at December 31 are as follows:

	2010	2009
Interest checking	$173,839	$211,174
Money market and savings	278,507	294,840
Time deposits less than $100	117,974	191,372
Time deposits $100 and greater	239,129	298,163
Brokered deposits	21,239	22,185

Total interest-bearing deposits	$830,688	$1,017,734

At December 31, 2010, the scheduled maturities of time and brokered deposits are as follows:

2011	$221,180
2012	75,911
2013	18,525
2014	20,707
2015	42,019
Thereafter	—

$378,342

Interest expense by type of deposit for the years ended December 31 is as follows:

	2010	2009	2008
Interest checking	$752	$888	$2,515
Money market and savings	2,232	2,976	5,759
Time deposits	11,002	16,370	18,763
Brokered deposits	614	779	834

	$14,600	$21,013	$27,871

We are required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $3,549 and $3,203.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE G – BORROWINGS AND REPURCHASE AGREEMENTS

Subject to certain limitations, we may borrow funds from the FHLB in the form of advances. Our credit availability from the FHLB is based on our financial and operating condition and the amount of collateral available to the FHLB. These borrowings were collateralized by a blanket lien on our mortgage-related assets. Following is a summary of outstanding borrowings from the FHLB at December 31, 2010:

Amount	Interest Rate Range	Maturity Date Range	Call Date
$ 59,500	3.54 – 4.37%	01/11/13 – 11/26/13	None
28,755	2.43 – 2.75	01/08/14 – 05/19/14	None
22,529	2.84 – 4.79	01/08/15 – 08/03/15	None
1,919	3.54	01/08/16	None
10,000	4.14	12/07/16	06/07/11
10,000	4.23	04/05/17	04/05/11
15,000	4.17	04/05/17	04/05/11
10,000	4.52	05/09/17	05/09/11
50,000	4.15	08/01/17	05/02/11

$207,703

Each advance is payable per terms of the agreement. We are eligible to borrow up to an additional $271,191 at December 31, 2010.

We also have borrowed funds from clients in the form of repurchase agreements. As of December 31, 2010, we had $12,074 outstanding at an interest rate of 0.05% maturing January 3, 2011.

During 2010, the maximum amount of repurchase agreements outstanding at any month end and the daily average amount outstanding were $13,242 and $11,708.

The contractual maturities of borrowings and repurchase agreements at December 31, 2010 are as follows:

2013	$59,500
2014	28,755
2015	22,529
2016	11,919
2017	85,000

$207,703

There can be significant penalties for the early pay-off of FHLB borrowings. During the year ended December 31, 2010, we prepaid $52,500 of fixed-rate FHLB advances with a weighted average interest rate of 3.78% and a weighted average remaining term to maturity of 1.72 years. The prepaid FHLB advances were replaced with $52,500 of fixed-rate FHLB advances, with a weighted average contractual interest rate of 2.73% and an average term of 4.47 years. We paid a $2,594 penalty to the FHLB as a result of prepaying the FHLB advances. The prepayment penalty was deferred as an adjustment to the carrying value of the new advances as the new FHLB advances were not substantially different from the prepaid FHLB advances. The present value of the cash flows under the terms of the new FHLB advances was not more than 10% different from the present

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

value of the cash flows under the terms of the prepaid FHLB advances (including the prepayment penalty) and there were no embedded conversion options in the prepaid FHLB advances or in the new FHLB advances. The prepayment penalty effectively increased the interest rate on the new advances 121 basis points at the time of the transaction. The deferred prepayment penalty will be recognized in interest expense over the life of the new FHLB advances. The benefit of prepaying the advances was an immediate decrease in interest expense, and a decrease in interest rate sensitivity, as the maturities of the refinanced advances were extended at a lower rate. There were no early debt extinguishments related to these borrowings during 2009 and 2008.

NOTE H – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31 is as follows:

	2010	2009	2008
Current tax provision (benefit)
Federal	$(3,374)	$1,940	$1,673
State	56	379	292

	(3,318)	2,319	1,965
Deferred tax benefit
Federal	(9,764)	(1,319)	(6,657)
State	(215)	(38)	(196)

	(9,979)	(1,357)	(6,853)

	$(13,297)	$962	$(4,888)

The reasons for the differences between the amounts computed by applying the statutory federal income tax rate of 34% in 2010 and 2009, and 35% in 2008 and the reported income tax expense (benefit) for the years ended December 31 are summarized below:

	2010	2009	2008
Income tax expense (benefit) computed at federal statutory rate	$(12,759)	$934	$(4,537)
State income tax expense (benefit), net of federal effect	(105)	234	190
Tax exempt interest income	(386)	(400)	(296)
Increase in cash surrender value	(203)	(222)	(208)
Adjustment to prior period	—	263	—
Other	156	153	(37)

Income tax expense (benefit), as reported	$(13,297)	$962	$(4,888)

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

The components of net deferred tax assets and liabilities included in accrued interest receivable and other assets are as follows at December 31:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$10,146	$9,465
Net operating loss	8,046	—
Premises and equipment	815	943
Deferred revenues	442	432
Stock-based compensation	1,171	1,324
Nonaccrual interest	556	303
Net unrealized loss on available-for-sale securities	612	—
Investment in real estate reserves	868	—
Other	690	891

Total deferred tax assets	23,346	13,358

Deferred tax liabilities:
Other intangible assets	850	981
Gain on sale of assets	227	299
Federal Home Loan Bank of Dallas stock	158	402
Net unrealized gain on available-for-sale securities	—	140

Total deferred tax liabilities	1,235	1,822

Net deferred tax assets	$22,111	$11,536

At December 31, 2010, we reported a net deferred tax asset of $22,111. On an ongoing basis, management evaluates the deferred tax asset to determine if a valuation allowance is required. Assessing the need for a valuation allowance requires that management evaluate all available evidence, both negative and positive, to determine whether a valuation allowance for our deferred tax asset is needed. Based on our analysis of the evidence, we determined that no valuation allowance was required to be recorded against the deferred tax asset at December 31, 2010.

We are in a 3-year cumulative loss position at December 31, 2010. This was considered to be negative evidence. The cumulative losses were attributable primarily to significantly higher credit losses associated with our operations in Florida and losses incurred as a result of the sale of those operations in 2010. When negative evidence exists (our 3-year cumulative pre-tax loss), more positive evidence is necessary. A valuation allowance is needed when, based on the evidence, it is more likely than not (more than 50%) that some portion or all of a deferred tax asset will not be realized.

We have been greatly affected by the economic recession and continuing slow economic growth that began in late 2008 and continued into 2010. A substantial portion of the losses we have incurred over the last three years is the result of the recession’s effect on property values and resulting loan losses, primarily in Florida. We completed the sale of our Florida operations on December 31, 2010. Besides the negative evidence of our 3-year loss history, we considered the following positive evidence.

We have had a history of steady earnings through 2007 before the recession began. We estimate that the high level of loan losses incurred over the last three years will substantially decline beginning in 2011 as we have

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

completed the sale of our Florida operations as of December 31, 2010 and sold a significant portion of our Florida loans which have accounted for most of our losses. We have invested in an expanded Texas commercial lending capability with the addition of several new lenders that we believe will enable us to increase our net interest income. We and Encore Bank continue to be well capitalized and we can carry forward our remaining net operating loss for twenty years. We forecast that we will generate sufficient taxable income to utilize the remaining net operating loss. Since forecasting earnings is subjective, we performed a sensitivity analysis to determine the impact on pre-tax income over the forecast period if the projections were short by various percentages each year. Based on this analysis, the deferred tax asset and the net operating loss would be fully recovered well before expiration.

The realization of the deferred tax asset can be subjective and could be significantly reduced in the near term if estimates of future taxable income are significantly lower than currently forecasted.

We had no penalties or interest accrued at December 31, 2010. The effective tax rate for the year ended December 31, 2010, was 35.4% as compared to 35.0% in 2009.

We had no unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008. We have elected to recognize both interest and penalties as a component of income tax expense.

We file income tax returns in U.S. federal and various state and local taxing jurisdictions. In general, we are no longer subject to income tax examinations for years prior to 2007.

In December 2010, Congress approved and the President signed the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. The Act provides tax relief by temporarily extending tax incentives that were to expire at the end of 2010. The new law provides 100% depreciation bonus for capital investments placed in service after September 8, 2010 through December 31, 2010. The 50% depreciation bonus still applies to purchases made between January 1, 2010 through September 7, 2010. These incentives were not included in our income tax provision for 2010. The provisions of this legislation have not had a material impact on our income tax benefit as of December 31, 2010.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE I – REGULATORY MATTERS AND DIVIDENDS FROM SUBSIDIARIES

Regulatory Capital Compliance

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of December 31, 2010 and 2009, are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$129,485	8.10%	$63,972	4.00%	N/A	N/A
Encore Bank, N.A.	118,603	7.41	63,984	4.00	$79,980	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$129,485	12.83%	$40,362	4.00%	N/A	N/A
Encore Bank, N.A.	118,603	11.78	40,277	4.00	$60,415	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$142,185	14.09%	$80,724	8.00%	N/A	N/A
Encore Bank, N.A.	131,277	13.04	80,553	8.00	$100,692	10.00%

December 31, 2009
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$166,276	10.55%	$63,061	4.00%	N/A	N/A
Encore Bank, N.A.	143,479	9.11	63,010	4.00	$78,762	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$166,276	14.80%	$44,932	4.00%	N/A	N/A
Encore Bank, N.A.	143,479	12.72	45,117	4.00	$67,676	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$180,478	16.07%	$89,863	8.00%	N/A	N/A
Encore Bank, N.A.	157,673	13.98	90,235	8.00	$112,793	10.00%

As of the most recent notification from the OCC, Encore Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, Encore Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the above table.

Dividend Policy

Federal law places limitations on the amount that national banks may pay in dividends, which Encore Bank must adhere to when paying dividends to us. Encore Bank’s current practice is not to pay any dividends, except to cover our expenses. Additionally, we received notice from the Federal Reserve that it must approve any dividends to be paid on our common stock and Series A Preferred Stock and any interest payments with respect

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

to our junior subordinated debentures. If we fail to pay dividends on our Series A Preferred Stock or interest on our junior subordinated debentures, we will be prohibited from paying dividends on our common stock. See Note K for further restrictions on dividends.

NOTE J – STOCK-BASED COMPENSATION

Our shareholders approved a stock awards and incentive plan in 2008 (2008 Stock Awards and Incentive Plan) and a stock incentive plan in 2000 (2000 Stock Incentive Plan) which authorize the issuance of up to 2,150 shares of common stock under “incentive stock” and “nonqualified stock” options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards. The general terms of awards under the 2008 Stock Awards and Incentive Plan and the 2000 Stock Incentive Plan shall be specified by the Compensation Committee of the Board of Directors at the date of grant. At December 31, 2010, all options granted under the 2000 Stock Incentive Plan have a maximum term of 10 years, and vest on the third anniversary of the grant date. No options have been granted under the 2008 Stock Awards and Incentive Plan.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but not considered by the model. No options were granted in 2010, 2009 or 2008.

As a result of applying the provisions of FASB ASC 718 during the years ended December 31, 2010, 2009 and 2008, we recognized $0, $0 and $7 of compensation cost for employee stock options, net of forfeitures, in the accompanying consolidated statements of operations.

A summary of employee option activity as of December 31, 2010, and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	716	$10.25
Exercised	(138)	8.00
Forfeited	(3)	14.67

Outstanding at December 31, 2010	575	$10.77	2.15 years	$346

Vested	575	$10.77	2.15 years	$346

Exercisable at December 31, 2010	575	$10.77	2.15 years	$346

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

A summary of non-employee option activity as of December 31, 2010, and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	264	$8.31
Exercised	(20)	8.00

Outstanding at December 31, 2010	244	$8.33	0.76 years	$500

Vested	244	$8.33	0.76 years	$500

Exercisable at December 31, 2010	244	$8.33	0.76 years	$500

We recognized no compensation cost for non-employee stock options, net of forfeitures, in the accompanying consolidated statements of operations in 2010, 2009 and 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $323, $0 and $356. Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $424, $0 and $502.

Share Awards

We also grant shares of restricted stock pursuant to our 2008 Stock Awards and Incentive Plan and our 2000 Stock Incentive Plan. These shares of restricted stock vest over a period of one to five years. We account for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $1,349, $1,018 and $1,228 for the years ended December 31, 2010, 2009 and 2008.

A summary of the status of our nonvested shares of restricted stock as of December 31, 2010, and changes during the year then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	532	$12.01
Granted	241	9.40
Vested	(130)	12.58
Cancelled	(46)	18.77
Forfeited	(14)	14.08

Outstanding at December 31, 2010	583	$10.22

As of December 31, 2010, unrecognized compensation cost for all nonvested share-based compensation arrangements expected to vest, totaled $3,422 which is expected to be recognized over a weighted average remaining period of 2.62 years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Pursuant to the Securities Purchase Agreement between us and Treasury, and as amended by the American Recovery and Reinvestment Act of 2009 (Recovery Act), we may redeem the Series A Preferred Stock in whole or in part, at par plus accrued and unpaid dividends. Any redemption is subject to the approval of the Federal Reserve. Additionally, the Recovery Act imposes new and more stringent limits on executive compensation for participants in the Capital Purchase Program.

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

In addition, we are restricted from paying any dividends on our Series A Preferred Stock if required payments on our outstanding junior subordinated debentures (Note P) are not made or deferred. Beginning on December 5, 2008 and until December 5, 2011, or until we have redeemed the Series A Preferred Stock or Treasury has transferred the Series A Preferred Stock to a third party, the consent of Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Also, as long as the Series A Preferred Stock is outstanding, dividend payments will be prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions. Additionally, we received notice from the Federal Reserve that it must approve any dividends to be paid on the Series A Preferred Stock and any interest payments with respect to the junior subordinated debentures underlying our trust preferred securities.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE L – OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

Our principal commitments as of December 31 are as follows:

	2010	2009
Commitments to extend credit	$173,352	$139,580
Standby letters of credit	6,816	6,277

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract and have fixed expiration dates or other termination clauses. Some of the commitments are expected to expire without being drawn upon, so that the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are commitments issued by us to guarantee the performance of a client to a third party, primarily borrowing arrangements. We evaluate each client’s credit worthiness on a case-by-case basis. The extension of credit is based on our credit evaluation of the client. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Included in unfunded commitments in 2010 are residential mortgages totaling $14,247. The fair value of these commitments is not significant.

Periodically we use forward interest rate locks to hedge the risk of changes in the fair value of newly originated mortgages held-for-sale. Any gains or losses (none in 2010, 2009 or 2008) from these activities are included in the consolidated statements of operations in “Mortgage banking”. There were no derivatives outstanding at December 31, 2010 and 2009.

NOTE M – CONCENTRATION OF CREDIT RISK

Our primary market area is Houston, Texas and we originate loans to clients located primarily within this geographical area. Although we have a diversified loan portfolio, a substantial portion of our client’s ability to honor their contracts is dependent upon the economic stability of the geographic area. We evaluate each client’s creditworthiness on a case-by-case basis.

NOTE N – COMMITMENTS AND CONTINGENCIES

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE O – RELATED PARTY TRANSACTIONS

Deposits of executive officers and directors were $19,484 and $28,445 (including time deposits of $1,092 and $1,089) at December 31, 2010 and 2009.

Loans to executive officers, significant shareholders, directors and their related interests (related parties) for the years ended December 31 were as follows:

	2010	2009
Balance at January 1	$14,984	$21,912
New loans	1,349	7,103
Repayments	(4,355)	(14,031)

Balance at December 31	$11,978	$14,984

As of December 31, 2010, we are paying monthly rent of $22 to lease two private client offices from related parties. Lease expense for these two offices was $268 in 2010.

NOTE P – JUNIOR SUBORDINATED DEBENTURES

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE Q – FAIR VALUE OF ASSETS AND LIABILITIES

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

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31, 2010
Description	Total	Level 1	Level 2
U.S. Government securities	$162,655	$145,009	$17,646
Securities of U.S. states and political subdivisions	7,378	—	7,378
Mortgage-backed securities	60,144	—	60,144
Corporate securities	13,420	—	13,420
Other securities	8,187	3,370	4,817

Total available-for-sale securities	$251,784	$148,379	$103,405

	December 31, 2009
Description	Total	Level 1	Level 2
U.S. Government securities (1)	$86,821	$86,821	$—
Securities of U.S. states and political subdivisions	615	—	615
Mortgage-backed securities	46,137	—	46,137
Other securities (2)	3,395	3,395	—

Total available-for-sale securities	$136,968	$90,216	$46,752

(1)	In the first quarter of 2010, we determined that $52,930 of U.S. Government securities had been misclassified as Level 1 as of December 31, 2009 and should have been reported as Level 2 since these securities were priced based on similar securities in an inactive market. We had originally reported these securities in Level 1 with Treasury securities which trade in more active markets. Therefore, we have corrected the classifications as of December 31, 2010.
(2)	Excludes cost-basis equity securities of $3,683.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

At December 31, 2010, the fair value of our investment in available-for-sale Level 2 U.S. Government securities was $17,646. The investments were comprised of $14,932 fixed-rate U.S. agency securities with a weighted average coupon rate of 1.9% and a weighted average life of 4.8 years and $2,714 variable-rate SBA pool securities with a weighted average coupon rate of 3.3% and a weighted average life of 5.0 years. To estimate their value and the value of other available-for-sale securities discussed below, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

At December 31, 2010, the fair value of our investment in available-for-sale Level 2 securities of U.S. states and political subdivisions was $7,378. The investments were comprised of fixed-rate securities issued by municipal entities in Texas, with a weighted average coupon rate of 5.1% and a weighted average life of 17.9 years.

At December 31, 2010, the fair value of our investment in available-for-sale Level 2 mortgage-backed securities was $60,144. These investments were comprised of $28,531 fixed-rate GNMA and FNMA backed securities with a weighted average coupon rate of 4.0% and a weighted average life of 4.4 years and $31,613 variable-rate GNMA and FNMA backed securities with a weighted average coupon rate of 2.6% and a weighted average life of 3.9 years. The underlying loans for these securities are residential mortgages located in various states across the country, with no significant concentration in any particular state.

At December 31, 2010, the fair value of our investment in available-for-sale Level 2 corporate securities was $13,420. The investments were comprised of $8,595 fixed-rate corporate bonds with a weighted average coupon rate of 5.7% and a weighted average life of 9.7 years and $4,825 variable-rate corporate bonds with a weighted average coupon rate of 6.0% and a weighted average life of 9.7 years.

At December 31, 2010, the fair value of our investment in available-for-sale Level 2 other securities was $4,817. The investments were comprised of fixed-rate collateralized mortgage obligations with a weighted average coupon rate of 2.0% and a weighted average life of 4.8 years.

For assets measured at fair value on a nonrecurring basis during 2010 that were still held on the balance sheet at December 31, 2010, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 3	Losses for the Year Ended December 31, 2010
Loans held-for-sale	$9,615	$9,615	$7,738
Loans	10,042	10,042	6,782
Investment in real estate	9,298	9,298	3,479

Total	$28,955	$28,955	$17,999

During the year ended December 31, 2010, loans held-for-sale as of December 31, 2010, were written down $7,738 based on third party valuations.

We wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $4,459 against the allowance for loan losses. An additional $2,323 was recorded as noninterest expense related to loans reclassified from held-for-sale to held for

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

investment. We wrote down certain foreclosed real estate properties to their appraised value less estimated costs to sell resulting in an impairment charge of $3,479, which was included in earnings for the period.

For assets measured at fair value on a nonrecurring basis during 2009 that were still held on the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Losses for the Year Ended December 31, 2009
Loans (1)(2)	$33,362	$33,362	$3,572
Investment in real estate (1)(3)	14,639	14,639	271

Total	$48,001	$48,001	$3,843

(1)	In the first quarter of 2010, we determined that as of December 31, 2009, certain loans totaling $10,128 whose collateral values exceeded the carrying value of the loan, although evaluated for impairment, should not have been included in loans carried at fair value. The remaining $23,234 loans should have been reported in Level 3 instead of Level 2. In addition, as of December 31, 2009, investment in real estate totaling $14,639 should have been reported in Level 3 instead of Level 2. These loans and investment in real estate were appraised with methods other than the market sales approach (i.e. the income or cost approach which may use significant unobservable inputs), the appraiser made significant adjustments to comparable sales, or management may have applied a significant adjustment to the value. Therefore, we have corrected the classifications as of December 31, 2010.
(2)	Represents carrying value of loans and related write downs for which adjustments are based on the appraised value of the collateral.
(3)	Represents carrying value of foreclosed assets measured at fair value upon initial recognition or subsequent impairment.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$64,099	$64,099	$197,176	$197,176
Securities available-for-sale	251,784	251,784	140,651	140,651
Securities held-to-maturity	107,618	109,738	117,171	119,890
Loans held-for-sale	10,915	10,915	1,058	1,058
Loans receivable, net	901,818	925,426	1,051,704	1,073,467
Federal Home Loan Bank of Dallas stock	9,610	9,610	9,569	9,569
Accrued interest receivable	5,191	5,191	5,490	5,490

Financial liabilities:
Deposits	$1,050,444	$1,052,325	$1,191,836	$1,192,584
Borrowings and repurchase agreements	219,777	235,220	220,612	226,775
Accrued interest payable	1,154	1,154	1,227	1,227
Junior subordinated debentures	20,619	21,305	20,619	21,400
Accrued contingent consideration	—	—	7,926	7,926

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

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

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

Loans Held-for-Sale

We carry loans held-for-sale at the lower of cost or estimated fair value. Fair value of commercial loans held-for-sale is primarily based on third party valuations. Fair value for consumer mortgages held-for-sale is based on commitments on hand from investors or prevailing market prices. As such, we classify loans subjected to nonrecurring fair value adjustments as Level 3.

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

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand as of December 31, 2010 and 2009. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

Borrowings and Repurchase Agreements

The fair values of our borrowings and repurchase agreements are estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

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

NOTE R – EMPLOYEE BENEFIT PLAN

We have implemented a defined contribution plan (Plan) covering all eligible personnel. Contribution expense related to the Plan was $608, $572 and $555 for the years ended December 31, 2010, 2009 and 2008.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE S – EARNINGS (LOSS) PER COMMON SHARE

The factors used in the earnings (loss) per common share computation follow:

	2010	2009	2008
Basic:
Loss available to common shareholders	$(26,454)	$(428)	$(8,240)
Average common shares outstanding, including nonvested restricted stock	11,179	10,381	10,205
Per Share	$(2.37)	$(0.04)	$(0.81)

Diluted:
Average common shares outstanding	11,179	10,381	10,205
Per Share	$(2.37)	$(0.04)	$(0.81)
Anti-dilutive stock options and warrants not included in treasury stock method computation	1,325	1,351	1,043
Preferred dividends deducted from net earnings (loss)	2,224	2,214	166

No dividends have been declared on common stock.

NOTE T – SEGMENT INFORMATION

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
2010
Net interest income (expense)	$45,525	$149	$19	$(1,194)	$44,499
Provision for loan losses	35,169	—	—	—	35,169
Noninterest income	6,906	18,979	5,858	—	31,743
Noninterest expense	60,031	14,163	4,406	—	78,600

Earnings (loss) before income taxes	(42,769)	4,965	1,471	(1,194)	(37,527)
Income tax expense (benefit)	(15,066)	1,686	501	(418)	(13,297)

Net earnings (loss)	$(27,703)	$3,279	$970	$(776)	$(24,230)

Total assets at December 31,	$1,473,837	$63,254	$9,095	$(79,689)	$1,466,497

2009
Net interest income (expense)	$47,548	$155	$17	$(1,225)	$46,495
Provision for loan losses	16,660	—	—	—	16,660
Noninterest income	4,781	16,907	5,649	—	27,337
Noninterest expense	37,901	12,248	4,275	—	54,424

Earnings (loss) before income taxes	(2,232)	4,814	1,391	(1,225)	2,748
Income tax expense (benefit)	(896)	1,788	498	(428)	962

Net earnings (loss)	$(1,336)	$3,026	$893	$(797)	$1,786

Total assets at December 31,	$1,644,083	$59,618	$7,962	$(76,308)	$1,635,355

2008
Net interest income (expense)	$45,340	$196	$83	$(1,345)	$44,274
Provision for loan losses	29,175	—	—	—	29,175
Noninterest income	(139)	17,329	5,760	(5)	22,945
Noninterest expense	35,793	11,057	4,156	—	51,006

Earnings (loss) before income taxes	(19,767)	6,468	1,687	(1,350)	(12,962)
Income tax expense (benefit)	(7,298)	2,270	626	(486)	(4,888)

Net earnings (loss)	$(12,469)	$4,198	$1,061	$(864)	$(8,074)

Total assets at December 31,	$1,592,933	$47,879	$6,738	$(59,706)	$1,587,844

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE U – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial statements pertaining only to Encore Bancshares, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets

	December 31,
	2010	2009
Assets:
Cash and due from banks	$7,030	$27,606
Investment in subsidiaries	179,082	186,545
Other assets	1,783	1,694

	$187,895	$215,845

Liabilities:
Junior subordinated debentures	$20,619	$20,619
Accrued contingent consideration	—	7,926
Accrued interest payable and other liabilities	635	632

Total liabilities	21,254	29,177
Shareholders’ equity	166,641	186,668

	$187,895	$215,845

Condensed Statements of Operations

	Years Ended December 31,
	2010	2009	2008
Income:
Other noninterest income	$—	$—	$(5)

Total income	—	—	(5)

Expense:
Interest expense	1,194	1,225	1,345
Other	707	626	535

Total expense	1,901	1,851	1,880

Loss before income taxes and equity in undistributed earnings (losses) of subsidiaries	(1,901)	(1,851)	(1,885)
Income tax benefit	1,087	634	549
Equity in undistributed earnings (losses) of subsidiaries	(23,416)	3,003	(6,738)

Net earnings (loss)	$(24,230)	$1,786	$(8,074)

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Operating Activities:
Net earnings (loss)	$(24,230)	$1,786	$(8,074)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Equity in undistributed (earnings) losses of subsidiaries	23,416	(3,003)	6,738
Change in prepaid expenses and other assets	(114)	704	(818)
Change in accrued interest payable and other liabilities	3	278	25

Net cash from operating activities	(925)	(235)	(2,129)
Investing Activities:
Capital contributions to subsidiaries	(16,000)	(20,000)	(15,000)
Cash paid for contingency payment related to prior acquisition	(2,095)	—	—

Net cash from investing activities	(18,095)	(20,000)	(15,000)
Financing Activities:
Excess tax benefit (expense) from stock-based compensation	(58)	(143)	120
Proceeds from issuance of preferred stock and common stock warrants	—	—	34,000
Proceeds from issuance of common stock, net of purchase of treasury stock	202	(135)	473
Preferred dividends paid	(1,700)	(1,606)	—

Net cash from financing activities	(1,556)	(1,884)	34,593

Net change in cash and cash equivalents	(20,576)	(22,119)	17,464
Cash and cash equivalents at beginning of year	27,606	49,725	32,261

Cash and cash equivalents at end of year	$7,030	$27,606	$49,725

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Amounts in thousands, except per share amounts)

NOTE V – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Interest income	$16,725	$18,555	$16,922	$19,517	$17,201	$19,529	$17,955	$19,625
Interest expense	5,624	6,934	5,953	7,562	6,262	8,071	6,465	8,164

Net interest income	11,101	11,621	10,969	11,955	10,939	11,458	11,490	11,461
Provision for loan losses	2,597	3,009	9,599	7,685	18,013	2,927	4,960	3,039

Net interest income after provision for loan losses	8,504	8,612	1,370	4,270	(7,074)	8,531	6,530	8,422
Noninterest income	9,859	8,093	7,028	6,813	7,947	6,327	6,909	6,104
Noninterest expense	20,213	14,687	20,728	13,289	19,395	13,711	18,264	12,737

Net earnings (loss) before income taxes	(1,850)	2,018	(12,330)	(2,206)	(18,522)	1,147	(4,825)	1,789
Income tax expense (benefit)	(950)	435	(3,904)	(453)	(5,869)	326	(2,574)	654

Net earnings (loss)	$(900)	$1,583	$(8,426)	$(1,753)	$(12,653)	$821	$(2,251)	$1,135

Earnings (loss) available to common shareholders	$(1,457)	$1,029	$(8,981)	$(2,306)	$(13,209)	$267	$(2,807)	$582

Earnings (loss) per common share:
Basic	$(0.13)	$0.10	$(0.79)	$(0.22)	$(1.16)	$0.03	$(0.27)	$0.06
Diluted	(0.13)	0.09	(0.79)	(0.22)	(1.16)	0.02	(0.27)	0.05