Form 10-Q
period 2011-03-31
Encore Bancshares Inc
filed 2011-05-09
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2011, there were 11.5 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1. Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$18,477	$13,523
Interest-bearing deposits in banks	49,109	49,478
Federal funds sold and other temporary investments	856	1,098

Cash and cash equivalents	68,442	64,099
Securities available-for-sale, at estimated fair value	241,370	251,784
Securities held-to-maturity, at amortized cost	101,235	107,618
Loans held-for-sale, at lower of cost or fair value	2,913	10,915

Loans receivable	936,036	920,457
Allowance for loan losses	(19,008)	(18,639)

Net loans receivable	917,028	901,818
Federal Home Loan Bank of Dallas stock, at cost	10,206	9,610
Investment in real estate	7,311	9,298
Premises and equipment, net	6,757	7,023
Cash surrender value of life insurance policies	16,078	15,935
Goodwill	35,799	35,799
Other intangible assets, net	4,575	4,716
Accrued interest receivable and other assets	46,467	47,882

	$1,458,181	$1,466,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$219,629	$219,756
Interest-bearing	821,163	830,688

Total deposits	1,040,792	1,050,444
Borrowings and repurchase agreements	221,582	219,777
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	7,274	9,016

Total liabilities	1,290,267	1,299,856
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at March 31, 2011 and December 31, 2010; aggregate liquidation preference of $34,222	29,633	29,500
Common stock, $1 par value, 50,000 shares authorized; 11,603 shares at March 31, 2011 and 11,479 shares at December 31, 2010 issued	11,603	11,479
Additional paid-in capital	123,329	122,678
Retained earnings	5,235	4,641
Common stock in treasury, at cost (51 shares at March 31, 2011 and 48 shares at December 31, 2010)	(497)	(455)
Accumulated other comprehensive loss	(1,389)	(1,202)

Total shareholders’ equity	167,914	166,641

	$1,458,181	$1,466,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$13,442	$15,694
Securities	2,305	2,046
Federal funds sold and other temporary investments	92	215

Total interest income	15,839	17,955
Interest expense:
Deposits	2,340	4,052
Borrowings and repurchase agreements	2,106	2,116
Junior subordinated debentures	298	297

Total interest expense	4,744	6,465

Net interest income	11,095	11,490
Provision for loan losses	2,170	4,960

Net interest income after provision for loan losses	8,925	6,530
Noninterest income:
Trust and investment management fees	5,072	4,618
Mortgage banking	140	36
Insurance commissions and fees	1,440	1,639
Net gain (loss) on sale of available-for-sale securities	(31)	99
Other	445	517

Total noninterest income	7,066	6,909
Noninterest expense:
Compensation	8,706	8,551
Occupancy	1,287	1,478
Equipment	241	363
Advertising and promotion	156	181
Outside data processing	783	870
Professional fees	1,134	921
Intangible amortization	140	158
FDIC assessment	798	655
Foreclosed real estate expenses, net	83	1,124
Write down of assets held-for-sale	21	2,535
Other	1,006	1,428

Total noninterest expense	14,355	18,264

Net earnings (loss) before income taxes	1,636	(4,825)
Income tax expense (benefit)	484	(2,574)

Net earnings (loss)	$1,152	$(2,251)

Earnings (loss) available to common shareholders	$594	$(2,807)

Earnings (loss) per common share:
Basic	$0.05	$(0.27)
Diluted	0.05	(0.27)
Average common shares outstanding	11,491	10,558
Diluted average common shares outstanding	11,575	10,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2011

(Unaudited, amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2011	$29,500	11,479	$11,479	$122,678	$4,641	$(455)	$(1,202)	$166,641
Stock-based compensation cost recognized in earnings	—	—	—	306	—	—	—	306
Issuance of common stock	—	126	126	323	—	—	—	449
Forfeiture of restricted stock	—	(2)	(2)	2	—	—	—	—
Purchase of treasury stock (3 shares)	—	—	—	—	—	(42)	—	(42)
Excess tax benefit from stock-based compensation	—	—	—	20	—	—	—	20
Comprehensive income (loss):
Net earnings	—	—	—	—	1,152	—	—	1,152
Change in net unrealized loss on securities available-for-sale, net of deferred tax benefit of $74 and reclassification adjustment	—	—	—	—	—	—	(187)	(187)

Total comprehensive income								965
Dividend on preferred stock and amortization of preferred stock discount	133	—	—	—	(558)	—	—	(425)

Balance at March 31, 2011	$29,633	11,603	$11,603	$123,329	$5,235	$(497)	$(1,389)	$167,914

The accompanying notes are an integral part of this condensed consolidated financial statement.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$1,152	$(2,251)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	2,170	4,960
Write down of assets held-for-sale and investment in real estate	34	3,254
Depreciation and amortization, net	715	605
Stock-based compensation	306	196
Loss on sale of available-for-sale securities and other assets, net	15	218
Loans originated for sale in the secondary market	(5,715)	(4,417)
Proceeds from sale of mortgage loans	7,901	3,583
Other, net	2,094	(2,089)

Net cash provided by operating activities	8,672	4,059

Cash flows from investing activities:
Purchases of available-for-sale securities	(14,591)	(49,549)
Principal collected on available-for-sale securities	9,636	2,669
Proceeds from sales of available-for-sale securities	14,945	49,548
Proceeds from prepayments and maturities of held-to-maturity securities	6,379	28,921
Proceeds from sales of foreclosed real estate	1,974	3,512
Cash paid for contingency payment related to prior acquisition	—	(2,095)
Net (increase) decrease in loans	(14,068)	16,718
Purchase of Federal Home Loan Bank stock	(587)	—
Purchases of premises and equipment	(34)	(97)

Net cash provided by investing activities	3,654	49,627

Cash flows from financing activities:
Net increase (decrease) in deposits	(9,652)	9,587
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	—	17,000
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(13)	(17,602)
Increase (decrease) in repurchase agreements	1,680	(1,450)
Proceeds from issuance of common stock, net of purchase of treasury stock	407	(86)
Preferred dividend paid	(425)	(425)
Other, net	20	—

Net cash provided (used) by financing activities	(7,983)	7,024

Net increase in cash and cash equivalents	4,343	60,710
Cash and cash equivalents at beginning of period	64,099	197,176

Cash and cash equivalents at end of period	$68,442	$257,886

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$4,864	$6,546
Income taxes paid	—	—
Noncash investing and financing activities:
Real estate acquired in satisfaction of loans	98	829
Issuance of common stock for acquisition	—	5,831
Transfer of loans held-for-sale to loans receivable	7,327	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. (on a consolidated basis referred to as we, the Company or our) is a financial holding company that was formed on March 28, 2000 and acquired Guardian Savings and Loan Association effective September 30, 2000, later renamed Encore Bank. Our principal subsidiary is Encore Bank, National Association (Encore Bank), which operates as a national banking association with its main office in Houston, Texas. We provide trust and investment management services through Linscomb & Williams, Inc. (Linscomb & Williams), a subsidiary of Encore Bank, and the Trust Division of Encore Bank (Encore Trust). We provide property and casualty insurance products through our subsidiary Town & Country Insurance Agency, Inc. (Town & Country).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, Linscomb & Williams and Town & Country. We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

We must make estimates and assumptions that affect amounts reported in our interim condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

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

Adoption of Updates to the FASB Codification

On January 1, 2011, we adopted the following updates to the FASB Codification:

FASB ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 did not have a significant impact on our financial statements.

FASB ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for us prospectively for business combinations occurring after December 31, 2010.

Pending Accounting Pronouncements

FASB ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for us on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. We are currently evaluating the impact of ASU 2011-02 on our financial statements.

Descriptions of our significant accounting policies are included in Note A to our consolidated financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K. There have been no significant changes to these policies.

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2011	2010
Unrealized holding gains (losses) on available-for-sale securities arising during period	$(230)	$448
Reclassification adjustment for gains (losses) included in income	(31)	99

Net pre-tax gain (loss) recognized in other comprehensive income	(261)	547
Tax (expense) benefit	74	(172)

Net-of-tax impact on comprehensive income	$(187)	$375

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Available-for-sale:
U.S. Government securities	$158,135	$191	$(2,554)	$155,772
Securities of U.S. states and political subdivisions	7,299	—	(428)	6,871
Mortgage-backed securities	56,261	880	(203)	56,938
Corporate securities	13,966	409	(572)	13,803
Other securities	4,993	6	(69)	4,930

Total	240,654	1,486	(3,826)	238,314
Marketable equity securities	2,791	265	—	3,056

Total available-for-sale securities	$243,445	$1,751	$(3,826)	$241,370

Held-to-maturity:
U.S. Government securities	$5,000	$—	$(90)	$4,910
Securities of U.S. states and political subdivisions	21,982	481	(279)	22,184
Mortgage-backed securities	56,959	696	(1,012)	56,643
Corporate securities	12,245	1,882	—	14,127
Other securities	5,049	—	(160)	4,889

Total held-to-maturity securities	$101,235	$3,059	$(1,541)	$102,753

December 31, 2010
Available-for-sale:
U.S. Government securities	$164,226	$231	$(1,802)	$162,655
Securities of U.S. states and political subdivisions	7,950	—	(572)	7,378
Mortgage-backed securities	59,377	1,015	(248)	60,144
Corporate securities	13,966	—	(546)	13,420
Other securities	5,529	18	(146)	5,401

Total	251,048	1,264	(3,314)	248,998
Marketable equity securities	2,531	255	—	2,786

Total available-for-sale securities	$253,579	$1,519	$(3,314)	$251,784

Held-to-maturity:
U.S. Government securities	$5,000	—	—	$5,000
Securities of U.S. states and political subdivisions	21,992	98	(519)	21,571
Mortgage-backed securities	58,286	706	(5)	58,987
Corporate securities	17,212	1,840	—	19,052
Other securities	5,128	—	—	5,128

Total available-for-sale securities	$107,618	$2,644	$(524)	$109,738

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of March 31, 2011 and December 31, 2010. These securities, with unrealized losses segregated by length of impairment at period end, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses

March 31, 2011
Less than 12 months
Available-for-sale:
U.S. Government securities	18	$87,751	$(2,554)
Securities of U.S. states and political subdivisions	8	6,871	(428)
Mortgage-backed securities	6	17,877	(203)
Corporate securities	3	8,419	(572)
Other securities	1	4,769	(69)

Total available-for-sale securities	36	$125,687	$(3,826)

Held-to-maturity:
U.S. Government securities	1	$4,910	$(90)
Securities of U.S. states and political subdivisions	9	6,781	(279)
Mortgage-backed securities	9	39,216	(1,008)
Other securities	1	4,889	(160)

Total held-to-maturity securities	20	$55,796	$(1,537)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	3	$536	$(4)

December 31, 2010
Less than 12 months
Available-for-sale:
U.S. Government securities	9	$42,840	$(1,802)
Securities of U.S. states and political subdivisions	9	7,378	(572)
Mortgage-backed securities	5	13,517	(248)
Corporate securities	4	13,420	(546)
Other securities	1	4,818	(146)

Total available-for-sale securities	28	$81,973	$(3,314)

Held-to-maturity:
Securities of U.S. states and political subdivisions	14	$8,898	$(519)
Mortgage-backed securities	1	279	(1)

Total held-to-maturity securities	15	$9,177	$(520)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	3	$540	$(4)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell the securities. Additionally, it is not more likely than not that we will be required to sell these securities before recovery of our cost basis. Accordingly, as of March 31, 2011 and December 31, 2010, we believe the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying condensed consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at March 31, 2011. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25,074	$25,138	$—	$—
Over one year through five years	80,588	80,602	7,592	8,662
After five years through ten years	63,835	61,152	4,653	5,464
Over ten years	14,896	14,484	32,031	31,984

Total	184,393	181,376	44,276	46,110
Mortgage-backed and marketable equity securities	59,052	59,994	56,959	56,643

Total securities	$243,445	$241,370	$101,235	$102,753

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 2.67% and 2.85% at March 31, 2011 and December 31, 2010. As of March 31, 2011, the mortgage-backed securities have contractual maturities from 2018 to 2040. Accrued interest receivable on mortgage-backed securities was $312 and $328 at March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, securities with a carrying value of $73,732 and $76,865 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains were $26 and $154 and gross realized losses were $57 and $55 on sales of available-for-sale securities for the three months ended March 31, 2011 and 2010.

NOTE C – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

	March 31, 2011	December 31, 2010
Commercial:
Commercial	$164,053	$147,090
Commercial real estate	168,893	166,043
Real estate construction	52,106	46,326

Total commercial	385,052	359,459

Consumer:
Residential real estate first lien	205,012	205,531
Residential real estate second lien	263,286	269,727
Home equity lines	59,832	60,609
Consumer other	22,854	25,131

Total consumer	550,984	560,998

Loans receivable	936,036	920,457
Loans held-for-sale	2,913	10,915

Total loans	$938,949	$931,372

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

Included in loans receivable is $2,346 and $2,484 of net deferred loan origination costs and unamortized premium and discount at March 31, 2011 and December 31, 2010. Accrued interest receivable on loans was $3,380 and $3,319 at March 31, 2011 and December 31, 2010. Consumer other loans include client overdrafts of $233 and $293 as of March 31, 2011 and December 31, 2010.

In the first quarter of 2011, $7,327 of loans held-for-sale were transferred to loans receivable at fair value because we do not have plans to sell these loans. Of this amount, $2,802 was impaired as of March 31, 2011.

The allowance for loan losses and recorded investment in loans by loan type is as follows:

	Commercial	Commercial Real Estate	Real Estate Construction	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other	Total
Three Months Ended March 31, 2011
Allowance for Loan Losses:
Beginning balance	$4,150	$2,808	$1,486	$3,355	$4,713	$1,835	$292	$18,639
Charge-offs	(196)	(465)	(4)	(222)	(1,059)	(296)	(36)	(2,278)
Recoveries	3	12	131	223	71	19	18	477
Provision	404	519	140	79	676	370	(18)	2,170

Ending balance	$4,361	$2,874	$1,753	$3,435	$4,401	$1,928	$256	$19,008

Ending balance individually evaluated for impairment	$110	$—	$43	$—	$—	$—	$—	$153

Loans (1):
Ending balance	$164,053	$168,893	$52,106	$205,012	$263,286	$59,832	$22,854	$936,036

Ending balance individually evaluated for impairment	$2,097	$10,282	$3,294	$6,477	$—	$—	$—	$22,150

Ending balance collectively evaluated for impairment	$161,956	$158,611	$48,812	$198,535	$263,286	$59,832	$22,854	$913,886

Year Ended December 31, 2010
Allowance for Loan Losses:
Beginning balance	$4,514	$10,580	$2,777	$3,061	$3,673	$1,577	$319	$26,501
Charge-offs	(965)	(24,527)	(9,159)	(4,089)	(3,720)	(2,030)	(414)	(44,904)
Recoveries	883	17	104	304	226	180	159	1,873
Provision	(282)	16,738	7,764	4,079	4,534	2,108	228	35,169

Ending balance	$4,150	$2,808	$1,486	$3,355	$4,713	$1,835	$292	$18,639

Ending balance individually evaluated for impairment	$189	$—	$—	$2	$372	$—	$—	$563

Loans (1):
Ending balance	$147,090	$166,043	$46,326	$205,531	$269,727	$60,609	$25,131	$920,457

Ending balance individually evaluated for impairment	$740	$4,154	$3,411	$6,500	$372	$—	$—	$15,177

Ending balance collectively evaluated for impairment	$146,350	$161,889	$42,915	$199,031	$269,355	$60,609	$25,131	$905,280

(1)	Excludes loans held-for-sale.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans:

	March 31, 2011	December 31, 2010
Impaired loans on nonaccrual without a valuation allowance	$17,605	$14,109
Impaired loans on nonaccrual with a valuation allowance	4,545	561
Impaired loans still accruing with a valuation allowance	—	507

Total impaired loans (1)	$22,150	$15,177

Valuation allowance related to impaired loans	$153	$563

Total nonaccrual loans	$27,726	$26,477

Total accruing loans past due 90 days or more	$—	$313

Restructured loans still accruing	$1,755	$804

(1)	Does not include loans in the total of nonaccrual loans which are not evaluated separately for impairment and loans held-for-sale.

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

The average investment in impaired loans was $22,113 for the three months ended March 31, 2011 and $18,179 for the year ended December 31, 2010. Interest income recognized after a loan is impaired is not material. No additional funds are committed to be advanced in connection with impaired loans.

The age analysis of past due loans is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Recorded Investment Greater Than 90 Days and Accruing
March 31, 2011
Commercial	$274	$—	$108	$382	$163,671	$164,053	$—
Commercial real estate	88	1,627	3,958	5,673	163,220	168,893	—
Real estate construction	2,104	—	101	2,205	49,901	52,106	—

Total commercial	2,466	1,627	4,167	8,260	376,792	385,052	—

Residential real estate first lien	600	228	9,128	9,956	195,056	205,012	—
Residential real estate second lien	373	332	302	1,007	262,279	263,286	—
Home equity lines	217	—	—	217	59,615	59,832	—
Consumer other	297	36	2	335	22,519	22,854	—

Total consumer	1,487	596	9,432	11,515	539,469	550,984	—

Total	$3,953	$2,223	$13,599	$19,775	$916,261	$936,036	$—

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Recorded Investment Greater Than 90 Days and Accruing
December 31, 2010
Commercial	$196	$338	$313	$847	$146,243	$147,090	$313
Commercial real estate	239	1,417	1,858	3,514	162,529	166,043	—
Real estate construction	—	—	530	530	45,796	46,326	—

Total commercial	435	1,755	2,701	4,891	354,568	359,459	313

Residential real estate first lien	546	347	9,759	10,652	194,879	205,531	—
Residential real estate second lien	671	192	675	1,538	268,189	269,727	—
Home equity lines	306	149	—	455	60,154	60,609	—
Consumer other	742	45	—	787	24,344	25,131	—

Total consumer	2,265	733	10,434	13,432	547,566	560,998	—

Total	$2,700	$2,488	$13,135	$18,323	$902,134	$920,457	$313

(1)	Excludes loans held-for-sale.

Impaired loans are as follows:

	March 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$530	$558	$—	$551	$574	$—
Commercial real estate	10,282	16,205	—	4,154	5,321	—
Real estate construction	316	1,325	—	3,411	6,024	—
Residential real estate first lien	6,477	7,889	—	5,993	7,393	—
With an allowance recorded:
Commercial	$1,567	$1,568	$110	$189	$189	$189
Real estate construction	2,978	4,861	43	—	—	—
Residential real estate first lien	—	—	—	507	507	2
Residential real estate second lien	—	—	—	372	372	372
Total:
Commercial	$15,673	$24,517	$153	$8,305	$12,108	$189
Consumer	6,477	7,889	—	6,872	8,272	374

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The credit risk profile of our commercial loans aggregated by internally assigned grade is as follows:

	March 31, 2011			December 31, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Commercial	Commercial Real Estate	Real Estate Construction

Grade:
Watch	$4,138	$6,333	$5,801	$5,074	$10,464	$6,154
Special Mention	3,094	6,595	280	3,309	4,475	1,100
Substandard	6,265	18,629	9,145	8,488	16,378	8,618
Doubtful	—	—	—	189	—	—

Total	$13,497	$31,557	$15,226	$17,060	$31,317	$15,872

The credit risk profile of our consumer loans based on payment activity is as follows:

	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other
March 31, 2011
Performing	$194,713	$262,811	$59,832	$22,852
Nonperforming	10,299	475	—	2

Total	$205,012	$263,286	$59,832	$22,854

December 31, 2010

Performing	$195,211	$269,020	$60,609	$25,131

Nonperforming	10,320	707	—	—

Total	$205,531	$269,727	$60,609	$25,131

NOTE D – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the OCC. Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of March 31, 2011 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$130,426	9.29%	$56,141	4.00%	N/A	N/A
Encore Bank, N.A.	120,689	8.60	56,162	4.00	$70,202	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$130,426	13.05%	$39,985	4.00%	N/A	N/A
Encore Bank, N.A	120,689	12.10	39,902	4.00	$59,853	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$143,015	14.31%	$79,970	8.00%	N/A	N/A
Encore Bank, N.A.	133,262	13.36	79,803	8.00	$99,754	10.00%

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

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

NOTE F – EARNINGS PER COMMON SHARE

The factors used in the earnings (loss) per common share computation follow:

	Three Months Ended March 31,
	2011	2010
Basic:
Earnings (loss) available to common shareholders	$594	$(2,807)
Average common shares outstanding, including nonvested restricted stock	11,491	10,558
Per Share	$0.05	$(0.27)
Diluted:
Average common shares outstanding	11,491	10,558
Add: Net effect of the assumed exercise of stock options	84	—

Diluted average common shares outstanding	11,575	10,558
Per Share	$0.05	$(0.27)
Anti-dilutive stock options and warrants not included in treasury stock method computation	715	1,343
Preferred dividends deducted from net earnings (loss)	558	556

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011
Description	Total	Level 1	Level 2
U.S. Government securities	$155,772	$138,554	$17,218
Securities of U.S. states and political subdivisions	6,871	—	6,871
Mortgage-backed securities	56,938	—	56,938
Corporate securities	13,803	—	13,803
Other securities	7,986	3,218	4,768

Total available-for-sale securities	$241,370	$141,772	$99,598

	December 31, 2010
Description	Total	Level 1	Level 2
U.S. Government securities	$162,655	$145,009	$17,646
Securities of U.S. states and political subdivisions	7,378	—	7,378
Mortgage-backed securities	60,144	—	60,144
Corporate securities	13,420	—	13,420
Other securities	8,187	3,370	4,817

Total available-for-sale securities	$251,784	$148,379	$103,405

At March 31, 2011, the fair value of our investment in available-for-sale Level 2 U.S. Government securities was $17,218. The investments were comprised of $14,536 fixed-rate U.S. agency securities with a weighted average coupon rate of 1.9% and a weighted average life of 4.6 years and $2,682 variable-rate SBA pool securities with a weighted average coupon rate of 3.3% and a weighted average life of 5.0 years. To estimate their value and the value of other available-for-sale securities discussed below, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

At March 31, 2011, the fair value of our investment in available-for-sale Level 2 securities of U.S. states and political subdivisions was $6,871. The investments were comprised of fixed-rate securities issued by municipal entities in Texas, with a weighted average coupon rate of 5.1% and a weighted average life of 14.4 years.

At March 31, 2011, the fair value of our investment in available-for-sale Level 2 mortgage-backed securities was $56,938. These investments were comprised of $26,622 fixed-rate GNMA and FNMA backed securities with a weighted average coupon rate of 4.0% and a weighted average life of 3.8 years and $30,316 variable-rate GNMA and FNMA backed securities with a weighted average coupon rate of 3.1% and a weighted average life of 3.9 years.

At March 31, 2011, the fair value of our investment in available-for-sale Level 2 corporate securities was $13,803. The investments were comprised of $9,349 fixed-rate corporate bonds with a weighted average coupon rate of 5.7% and a weighted average life of 9.4 years and $4,454 variable-rate corporate bonds with a weighted average coupon rate of 6.0% and a weighted average life of 9.4 years.

At March 31, 2011, the fair value of our investment in available-for-sale Level 2 other securities was $4,768. The investments were comprised of fixed-rate collateralized mortgage obligations with a weighted average coupon rate of 2.0% and a weighted average life of 4.3 years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

For assets measured at fair value on a nonrecurring basis during 2011 that were still held on the balance sheet at March 31, 2011, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 3	Losses for the Three Months Ended March 31, 2011

Loans held-for-sale	$2,288	$2,288	$—
Loans	6,124	6,124	686
Investment in real estate	7,311	7,311	13

Total	$15,723	$15,723	$699

We wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $686 against the allowance for loan losses. We wrote down certain foreclosed real estate properties to their appraised value less estimated costs to sell resulting in an impairment charge of $13, which was included in earnings for the period.

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

We wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $4,459 against the allowance for loan losses. An additional $2,323 was recorded as noninterest expense related to loans reclassified from held-for-sale to loans receivable. We wrote down certain foreclosed real estate properties to their appraised value less estimated costs to sell resulting in an impairment charge of $3,479, which was included in earnings for the period.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The following table summarizes the carrying values and estimated fair values of financial instruments:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$68,442	$68,442	$64,099	$64,099
Securities available-for-sale	241,370	241,370	251,784	251,784
Securities held-to-maturity	101,235	102,753	107,618	109,738
Loans held-for-sale	2,913	2,913	10,915	10,915
Loans receivable, net	917,028	941,525	901,818	925,426
Federal Home Loan Bank of Dallas stock	10,206	10,206	9,610	9,610
Accrued interest receivable	5,107	5,107	5,191	5,191

Financial liabilities:
Deposits	$1,040,792	$1,045,033	$1,050,444	$1,052,325
Borrowings and repurchase agreements	221,582	238,077	219,777	235,220
Accrued interest payable	1,034	1,034	1,154	1,154
Junior subordinated debentures	20,619	21,353	20,619	21,305

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
Three months ended March 31, 2011

Net interest income (expense)	$11,367	$24	$2	$(298)	$11,095
Provision for loan losses	2,170	—	—	—	2,170
Noninterest income	529	5,089	1,448	—	7,066
Noninterest expense	9,563	3,643	1,149	—	14,355

Earnings (loss) before income taxes	163	1,470	301	(298)	1,636
Income tax expense (benefit)	(34)	516	106	(104)	484

Net earnings (loss)	$197	$954	$195	$(194)	$1,152

Total assets at March 31, 2011	$1,467,887	$64,157	$6,827	$(80,690)	$1,458,181

Three months ended March 31, 2010

Net interest income (expense)	$11,742	$40	$5	$(297)	$11,490
Provision for loan losses	4,960	—	—	—	4,960
Noninterest income	647	4,618	1,644	—	6,909
Noninterest expense	13,675	3,562	1,027	—	18,264

Earnings (loss) before income taxes	(6,246)	1,096	622	(297)	(4,825)
Income tax expense (benefit)	(3,076)	388	218	(104)	(2,574)

Net earnings (loss)	$(3,170)	$708	$404	$(193)	$(2,251)

Total assets at March 31, 2010	$1,645,468	$61,316	$8,053	$(76,921)	$1,637,916

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, factors that could contribute to those differences include, but are not limited to:

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

Overview

Encore Bancshares, Inc. is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market. Six private client offices in Florida were sold in 2010. We also operate five wealth management offices and three insurance offices in Texas. As of March 31, 2011, we reported, on a consolidated basis, total assets of $1.5 billion, total loans of $938.9 million, total deposits of $1.0 billion, shareholders’ equity of $167.9 million and $2.9 billion in assets under management.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information previously disclosed in the Critical Accounting Policies and Estimates section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Net earnings for the quarter ended March 31, 2011 were $1.2 million, or $0.05 per diluted common share, compared with a loss of $2.3 million, or $0.27 loss per diluted common share, for the quarter ended March 31, 2010. The loss in the first quarter of 2010 was due primarily to a $4.3 million write down of Florida assets held-for-sale, including a $1.8 million charge to the allowance for loan losses. During 2010, we sold our Florida operations in three transactions, which resulted in the sale of $231.3 million in deposits and $86.8 million in loans. The last transaction was completed on December 31, 2010.

We posted a return on average common equity of 1.75% and (7.20)%, a return on average assets of 0.32% and (0.56)%, and an efficiency ratio of 78.02% and 85.09% for the quarters ended March 31, 2011 and 2010. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles and write down of assets held-for-sale) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

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

Net interest income on a fully taxable-equivalent basis (TE) was $11.2 million for the three months ended March 31, 2011, a decrease of $404,000, or 3.5%, compared with the first quarter of 2010. Average earning assets declined $167.1 million, or 11.0%, due primarily to the sale of our Florida operations. The net interest margin (TE) increased 26 basis points to 3.37% for the same comparison period, due primarily to the improvement in balance sheet mix as temporary investments decreased and higher costing deposits decreased primarily due to the sale of our Florida operations. In addition, average noninterest-bearing deposits were $210.9 million for the first quarter of 2011, a $46.9 million, or 28.6%, increase compared with the same period of 2010.

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

Taxable-Equivalent Yield Analysis

	Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans – TE yield (1)	$933,361	$13,495	5.86%	$1,064,375	$15,760	6.00%
Securities – TE yield (1)	354,250	2,369	2.71	230,390	2,106	3.71
Federal funds sold and other	60,084	92	0.62	220,019	215	0.40

Total interest-earning assets – TE yield (1)	1,347,695	15,956	4.80	1,514,784	18,081	4.84
Less: Allowance for loan losses	(18,604)			(26,672)
Noninterest-earning assets	131,183			126,284
Noninterest-earning assets held-for-sale (2)	—			7,377

Total assets	$1,460,274			$1,621,773

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$162,577	$91	0.23%	$153,023	$122	0.32%
Money market and savings	287,029	309	0.44	240,292	506	0.85
Time deposits	379,142	1,940	2.08	400,451	2,414	2.44
Interest-bearing deposits held-for-sale (2)	—	—		219,809	1,010	1.86

Total interest-bearing deposits	828,748	2,340	1.15	1,013,575	4,052	1.62
Borrowings and repurchase agreements	224,792	2,106	3.80	220,759	2,116	3.89
Junior subordinated debentures	20,619	298	5.86	20,619	297	5.84

Total interest-bearing liabilities	1,074,159	4,744	1.79	1,254,953	6,465	2.09

Noninterest-bearing liabilities:
Noninterest-bearing deposits	210,885			146,779
Noninterest-bearing deposits held-for-sale (2)	—			17,213
Other liabilities	8,344			15,412
Other liabilities held-for-sale (2)	—			303

Total liabilities	1,293,388			1,434,660
Shareholders’ equity	166,886			187,113

Total liabilities and shareholders’ equity	$1,460,274			$1,621,773

Net interest income TE (1)		$11,212			$11,616

Net interest spread TE (1)			3.01%			2.75%
Net interest margin TE (1)			3.37%			3.11%
Net interest income (GAAP)		$11,095			$11,490
Taxable-equivalent adjustment		117			126

Net interest income on taxable-equivalent basis		$11,212			$11,616

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.
(2)	In the first quarter of 2010, assets and liabilities held-for-sale are assumed to be outstanding for the entire quarter.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $2.2 million for the three months ended March 31, 2011, compared with $5.0 million for 2010. The change in the provision primarily reflects the amount we considered necessary to absorb estimated losses incurred in the loan portfolio. The provision for loan losses in the first quarter of 2011 includes the impact of the sale of our Florida operations, and the reduced concentration of loans in Florida, as well as the lower level of nonperforming assets in the first quarter of 2011 compared with the first quarter of 2010.

Noninterest Income

Noninterest income represented 38.91% and 37.55% of total revenue for the three months ended March 31, 2011 and 2010.

Noninterest income increased $157,000, or 2.3%, to $7.1 million for the three months ended March 31, 2011, compared with the same period in 2010. The increase was primarily due to trust and investment management fees, which rose $454,000, or 9.8%, to $5.1 million, partially offset by a decrease in insurance commissions. The increase in trust and investment management fees was due primarily to a 2.5% increase in assets under management.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Trust and investment management fees	$5,072	$4,618
Mortgage banking	140	36
Insurance commissions and fees	1,440	1,639
Net gain (loss) on sale of available-for-sale securities	(31)	99
Other	445	517

Total noninterest income	$7,066	$6,909

Noninterest Expense

Noninterest expense was $14.4 million for the three months ended March 31, 2011, a decrease of $3.9 million, compared with the same period of 2010. Noninterest expense in 2010 included a $2.5 million write down of premises and equipment in Florida that was sold and $1.1 million in foreclosed real estate expenses. Partially offsetting these expense reductions was higher compensation expense, which was mainly related to our wealth management business and our insurance agency, which added a new group in our Fort Worth office. In addition, professional fees increased compared with the prior year quarter, which was primarily related to higher audit fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Compensation	$8,706	$8,551
Non-staff expenses:
Occupancy	1,287	1,478
Equipment	241	363
Advertising and promotion	156	181
Outside data processing	783	870
Professional fees	1,134	921
Intangible amortization	140	158
FDIC assessment	798	655
Foreclosed real estate expenses, net	83	1,124
Write down of assets held-for-sale	21	2,535
Other	1,006	1.428

Total noninterest expense	$14,355	$18,264

Income Tax Expense

The income tax expense was $484,000 for the three months ended March 31, 2011, compared with a benefit of $2.6 million for the same three months of 2010. The effective tax rate for the three months ended March 31, 2011 and 2010 was 29.6% and 53.3%. The effective rate in 2010 was affected by lower income levels and by non-taxable income.

Result of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our consolidated financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

The following table presents the net earnings (loss) and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended March 31, 2011
Net interest income (expense)	$11,367	$24	$2	$(298)	$11,095
Provision for loan losses	2,170	—	—	—	2,170
Noninterest income	529	5,089	1,448	—	7,066
Noninterest expense	9,563	3,643	1,149	—	14,355

Earnings (loss) before income taxes	163	1,470	301	(298)	1,636
Income tax expense (benefit)	(34)	516	106	(104)	484

Net earnings (loss)	$197	$954	$195	$(194)	$1,152

Total assets at March 31, 2011	$1,467,887	$64,157	$6,827	$(80,690)	$1,458,181

Three months ended March 31, 2010
Net interest income (expense)	$11,742	$40	$5	$(297)	$11,490
Provision for loan losses	4,960	—	—	—	4,960
Noninterest income	647	4,618	1,644	—	6,909
Noninterest expense	13,675	3,562	1,027	—	18,264

Earnings (loss) before income taxes	(6,246)	1,096	622	(297)	(4,825)
Income tax expense (benefit)	(3,076)	388	218	(104)	(2,574)

Net earnings (loss)	$(3,170)	$708	$404	$(193)	$(2,251)

Total assets at March 31, 2010	$1,645,468	$61,316	$8,053	$(76,921)	$1,637,916

Banking

Net earnings for the three months ended March 31, 2011 were $197,000, compared with a net loss of $3.2 million in the same period of 2010. The 2010 loss resulted primarily from a $4.3 million write down of Florida assets held-for-sale, including $1.8 million charged to the allowance for loan losses.

Net interest income for the three months ended March 31, 2011 decreased $375,000, or 3.2%, compared with the same period of 2010. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended March 31, 2011 totaled $2.2 million compared with $5.0 million in 2010. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended March 31, 2011 decreased $118,000 compared with the same period in 2010, which was due largely to lower gain on sale of securities.

Noninterest expense for the three months ended March 31, 2011 decreased $4.1 million compared with the same period in 2010 primarily due to a $2.5 million write down of Florida assets held-for-sale and $1.1 million of foreclosed real estate expenses in 2010.

Wealth Management

Net earnings for the three months ended March 31, 2011 increased $246,000, or 34.7%, compared with the same period in 2010. The increase in earnings was due primarily to an increase in assets under management. Assets under management were $2.9 billion as of March 31, 2011 compared with $2.8 billion as of March 31, 2010, a 2.5% increase.

Noninterest income for the three months ended March 31, 2011 increased $471,000, or 10.2%, compared with the same period in 2010, resulted mainly from increased assets under management.

Noninterest expense for the three months ended March 31, 2011 increased $81,000, or 2.3%, compared with the same period in 2010 primarily due to increased compensation.

Insurance

Net earnings for the three months ended March 31, 2011 decreased $209,000 compared with the same period of 2010. Commission revenue decreased $196,000 due to a lower contingent commissions. Noninterest expense increased $122,000 reflecting growth in the Fort Worth office.

Other

“Other” consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings was unchanged.

Financial Condition

Our total assets decreased $8.3 million, or 0.6%, to $1.5 billion as of March 31, 2011 compared with December 31, 2010. Our loan portfolio increased $7.6 million, or 0.8%, to $938.9 million as of March 31, 2011. Our securities portfolio decreased $16.8 million, or 4.7%, to $342.6 million compared with $359.4 million as of December 31, 2010. Shareholders’ equity increased $1.3 million, or 0.8%, to $167.9 million compared with $166.6 million as of December 31, 2010.

Loan Portfolio

Our primary lending focus is to privately-owned businesses, investors, professional firms, and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 41.0% of our portfolio as of March 31, 2011. Total consumer loans, which consist of residential real estate, home equity lines of credit and other consumer loans, made up 58.7% of our loan portfolio as of March 31, 2011. Loans held-for-sale composed 0.3% of our portfolio. During the first quarter of 2011, we transferred $7.3 million of loans from held-for-sale to the loan portfolio.

Total loans were $938.9 million as of March 31, 2011, an increase of $7.6 million, or 0.8%, compared with December 31, 2010.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$164,053	17.5%	$147,090	15.8%
Commercial real estate	168,893	18.0	166,043	17.8
Real estate construction	52,106	5.5	46,326	5.0

Total commercial	385,052	41.0	359,459	38.6

Consumer:
Residential real estate first lien	205,012	21.8	205,531	22.1
Residential real estate second lien	263,286	28.1	269,727	28.9
Home equity lines	59,832	6.4	60,609	6.5
Consumer other	22,854	2.4	25,131	2.7

Total consumer	550,984	58.7	560,998	60.2

Loans receivable	936,036	99.7	920,457	98.8
Loans held-for-sale	2,913	0.3	10,915	1.2

Total loans	$938,949	100.0%	$931,372	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets, accruing loans past due 90 days or more and restructured loans still accruing as of the dates indicated:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Nonaccrual loans – Texas (1)	$14,557	$15,167
Nonaccrual loans – Florida (1)	13,169	11,310

Total nonaccrual loans (1)	27,726	26,477
Investment in real estate – Texas	4,226	4,783
Investment in real estate – Florida	3,085	4,515

Total investment in real estate	7,311	9,298

Total nonperforming assets	$35,037	$35,775

Accruing loans past due 90 days or more	$—	$313

Restructured loans still accruing	$1,755	$804

Nonperforming assets to total loans and investment in real estate	3.70%	3.80%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $35.0 million and $35.8 million as of March 31, 2011 and December 31, 2010. Our ratio of nonperforming assets to total loans and investment in real estate was 3.70% and 3.80% as of March 31, 2011 and December 31, 2010. At March 31, 2011, nonaccrual loans were $27.7 million, compared with $26.5 million at December 31, 2010, an increase of $1.2 million, or 4.7%. Nonaccrual commercial loans consisted of 3 relationships which were primarily in Houston. Commercial real estate nonaccrual loans consisted of 14 loans that are primarily in Florida. Construction and land nonaccrual loans consist of 3 relationships which are primarily in Texas. Investment in real estate was $7.3 million at March 31, 2011 compared with $9.3 million at December 31, 2010, a decrease of $2.0 million, or 21.4%. The decrease was due mainly to the sale of repossessed land in Florida. Restructured loans still accruing were $1.8 million as of March 31, 2011, compared with $804,000 as of December 31, 2010. Restructured loans still accruing consisted primarily of a commercial loan in Texas.

The following table presents information regarding nonperforming loans and the associated specific reserves within the allowance for loan losses for each loan category:

	March 31, 2011		December 31, 2010
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
	(dollars in thousands)
Commercial:
Commercial	$634	$110	$741	$189
Commercial real estate	10,632	—	4,484	—
Real estate construction	3,396	43	3,554	—

Total commercial	14,662	153	8,779	189
Consumer:
Residential real estate first lien (1)	10,299	—	10,320	2
Residential real estate second lien and home equity lines	475	—	707	372
Consumer other	2	—	—	—

Total consumer	10,776	—	11,027	374

Loans held-for-sale	2,288	—	6,671	—

Total nonperforming loans	$27,726	$153	$26,477	$563

(1)	Written down to fair value of collateral after becoming 180 days past due.

The increase in nonaccrual commercial real estate loans resulted primarily from 3 loans in Florida totaling $4.9 million. The decrease in loans held-for-sale was due in part to the resolution of a $2.1 million loan in Florida, and the reclassification of several loans that were classified as held-for-sale to the loan portfolio.

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

Net charge-offs for the first quarter of 2011 were $1.8 million, or 0.78% of average loans on an annualized basis, compared with $6.3 million, or 2.41% of average total loans on an annualized basis in 2010. The higher 2010 net charge-offs included a $2.6 million partial charge-off of a commercial real estate loan in Florida and $1.8 million related to loans held-for-sale in connection with the sale of our Florida operations.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Three Months Ended March 31, 2011	As of and for the Year Ended December 31, 2010
	(dollars in thousands)
Average total loans outstanding	$933,361	$1,046,164

Total loans outstanding at end of period	$938,949	$931,372

Allowance for loan losses at beginning of period	$18,639	$26,501
Charge-offs:
Commercial:
Commercial	(196)	(965)
Commercial real estate	(465)	(24,527)
Real estate construction	(4)	(9,159)

Total commercial	(665)	(34,651)

Consumer:
Residential real estate first lien	(222)	(4,089)
Residential real estate second lien	(1,059)	(3,720)
Home equity lines	(296)	(2,030)
Consumer other	(36)	(414)

Total consumer	(1,613)	(10,253)

Total charge-offs	(2,278)	(44,904)

Recoveries:
Commercial:
Commercial	3	883
Commercial real estate	12	17
Real estate construction	131	104

Total commercial	146	1,004

Consumer:
Residential real estate first lien	223	304
Residential real estate second lien	71	226
Home equity lines	19	180
Consumer other	18	159

Total consumer	331	869

Total recoveries	477	1,873

Net charge-offs	(1,801)	(43,031)

Provision for loan losses	2,170	35,169

Allowance for loan losses at end of period	$19,008	$18,639

Ratio of net charge-offs to average total loans	0.78%	4.11%
Ratio of allowance for loan losses to period end loans (excluding loans held-for-sale)	2.03	2.02
Ratio of allowance for loan losses to nonperforming loans (excluding loans held-for-sale)	74.72	94.11

Securities

Total securities were $342.6 million as of March 31, 2011, a decrease of $16.8 million, or 4.7%, compared with $359.4 million as of December 31, 2010. The decrease was due primarily to securities sales and maturities.

Deposits

Our deposits averaged $1.0 billion for the three months ended March 31, 2011, an increase of $36.2 million, or 3.6%, over average deposits (excluding held-for-sale) for the year ended December 31, 2010. As of March 31, 2011, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $775.3 million, or 74.5%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 25.5% of total deposits. As of March 31, 2011, total deposits decreased $9.7 million, or 0.9%, to $1.0 billion compared with total deposits as of December 31, 2010.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31, 2011		Year Ended December 31, 2010
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$210,885	—%	$189,071	—%
Interest checking	162,577	0.23	146,863	0.28
Money market and savings	287,029	0.44	264,227	0.67
Time deposits less than $100,000	105,669	2.24	129,365	2.40

Core deposits	766,160	0.52	729,526	0.72

Time deposits $100,000 and greater	249,834	1.98	250,035	2.20
Brokered deposits	23,639	2.35	23,836	2.58
Noninterest-bearing deposits held-for-sale	—	—	16,188	—
Interest-bearing deposits held-for-sale	—	—	190,157	1.69

Total deposits	$1,039,633	0.91%	$1,209,742	1.21%

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

Our borrowings and repurchase agreements were $221.6 million as of March 31, 2011. The outstanding balance as of March 31, 2011 includes $207.8 million in long term advances from FHLB and $13.8 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

We increased our borrowings and repurchase agreements $1.8 million, or 0.8%, to $221.6 million as of March 31, 2011 from $219.8 million as of December 31, 2010. The increase was due primarily to an increase in repurchase agreements with clients.

The following table summarizes our two issues of junior subordinated debentures outstanding as of March 31, 2011:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of March 31, 2011	Fixed/ Adjustable		Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.26%	Adjustable quarterly		3 month LIBOR + 2.95%	$5,155	9/24/2033

Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate	(2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the three months ended March 31, 2011, our average deposits were $1.0 billion, or 71.2% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $1.3 million, or 0.8%, to $167.9 million as of March 31, 2011 compared with $166.6 million as of December 31, 2010, primarily due to net earnings.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. From time to time, we have issued trust preferred securities through a subsidiary trust either to fund organic growth or to support an acquisition. Trust preferred securities issued by us prior to May 19, 2010 can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of core capital elements. Any amount above this limit or any amount issued on or after May 19, 2010 can be eligible for treatment as Tier 2 capital.

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

The following table presents capital amounts and ratios for us and Encore Bank as of March 31, 2011:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$130,426	9.29%	$56,141	4.00%	N/A	N/A
Tier 1 risk-based	130,426	13.05	39,985	4.00	N/A	N/A
Total risk-based	143,015	14.31	79,970	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$120,689	8.60%	$56,162	4.00%	$70,202	5.00%
Tier 1 risk-based	120,689	12.10	39,902	4.00	59,853	6.00
Total risk-based	133,262	13.36	79,803	8.00	99,754	10.00

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the Asset/Liability Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors

In addition to the information contained in this report, you should consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our Risk Factors from those disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2011. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.

ISSUER PURCHASES OF EQUITY SECURITIES

Month in 2011	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		$—	—	—
February	1,457		11.69	—	—
March	2,013		12.16	—	—

Total	3,470	(1)	$11.96	—	—

(1)	The 3,470 shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

May 9, 2011	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

May 9, 2011	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer