Form 10-Q
period 2011-06-30
Encore Bancshares Inc
filed 2011-08-04
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarter Ended June 30, 2011.

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

As of July 31, 2011, there were 11.7 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1. Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$13,025	$13,523
Interest-bearing deposits in banks	91,790	49,478
Federal funds sold and other temporary investments	904	1,098

Cash and cash equivalents	105,719	64,099
Securities available-for-sale, at estimated fair value	183,058	251,784
Securities held-to-maturity, at amortized cost	104,565	107,618
Loans held-for-sale, at lower of cost or fair value	863	10,915

Loans receivable	970,566	920,457
Allowance for loan losses	(19,110)	(18,639)

Net loans receivable	951,456	901,818
Federal Home Loan Bank of Dallas stock, at cost	9,810	9,610
Investment in real estate	7,200	9,298
Premises and equipment, net	6,545	7,023
Cash surrender value of life insurance policies	16,217	15,935
Goodwill	35,799	35,799
Other intangible assets, net	4,434	4,716
Other assets	40,829	47,882

	$1,466,495	$1,466,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$236,873	$219,756
Interest-bearing	806,627	830,688

Total deposits	1,043,500	1,050,444
Borrowings and repurchase agreements	222,879	219,777
Junior subordinated debentures	20,619	20,619
Other liabilities	7,783	9,016

Total liabilities	1,294,781	1,299,856
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 34 shares issued at June 30, 2011 and December 31, 2010; aggregate liquidation preference of $34,222	29,766	29,500
Common stock, $1 par value, 50,000 shares authorized; 11,733 shares at June 30, 2011 and 11,479 shares at December 31, 2010 issued	11,733	11,479
Additional paid-in capital	123,771	122,678
Retained earnings	6,742	4,641
Common stock in treasury, at cost (71 shares at June 30, 2011 and 48 shares at December 31, 2010)	(735)	(455)
Accumulated other comprehensive income (loss)	437	(1,202)

Total shareholders’ equity	171,714	166,641

	$1,466,495	$1,466,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$14,254	$15,441	$27,696	$31,135
Securities	2,025	1,526	4,330	3,572
Federal funds sold and other temporary investments	104	234	196	449

Total interest income	16,383	17,201	32,222	35,156
Interest expense:
Deposits	2,234	3,825	4,574	7,877
Borrowings and repurchase agreements	2,117	2,139	4,223	4,255
Junior subordinated debentures	297	298	595	595

Total interest expense	4,648	6,262	9,392	12,727

Net interest income	11,735	10,939	22,830	22,429
Provision for loan losses	1,919	18,013	4,089	22,973

Net interest income after provision for loan losses	9,816	(7,074)	18,741	(544)
Noninterest income:
Trust and investment management fees	5,126	4,591	10,198	9,209
Mortgage banking	97	78	237	114
Insurance commissions and fees	1,587	1,488	3,027	3,127
Net gain (loss) on sale of available-for-sale securities	(64)	120	(95)	219
Gain on sale of branches	—	1,115	—	1,115
Other	588	555	1,033	1,072

Total noninterest income	7,334	7,947	14,400	14,856
Noninterest expense:
Compensation	8,414	8,638	17,120	17,189
Occupancy	1,128	1,454	2,415	2,932
Equipment	268	330	509	693
Advertising and promotion	156	153	312	334
Outside data processing	793	897	1,576	1,767
Professional fees	905	1,435	2,039	2,356
Intangible amortization	143	159	283	317
FDIC assessment	472	703	1,270	1,358
Foreclosed real estate expenses, net	666	1,402	749	2,526
Write down of assets held-for-sale	427	2,793	448	5,328
Other	740	1,431	1,746	2,859

Total noninterest expense	14,112	19,395	28,467	37,659

Net earnings (loss) before income taxes	3,038	(18,522)	4,674	(23,347)
Income tax expense (benefit)	973	(5,869)	1,457	(8,443)

Net earnings (loss)	$2,065	$(12,653)	$3,217	$(14,904)

Earnings (loss) available to common shareholders	$1,507	$(13,209)	$2,101	$(16,016)

Earnings (loss) per common share:
Basic	$0.13	$(1.16)	$0.18	$(1.46)
Diluted	0.13	(1.16)	0.18	(1.46)
Average common shares outstanding	11,582	11,375	11,537	10,969
Diluted average common shares outstanding	11,628	11,375	11,602	10,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2011

(Unaudited, amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2011	$29,500	11,479	$11,479	$122,678	$4,641	$(455)	$(1,202)	$166,641
Stock-based compensation cost recognized in earnings	—	—	—	752	—	—	—	752
Issuance of common stock	—	256	256	313	—	—	—	569
Forfeiture of restricted stock	—	(2)	(2)	2	—	—	—	—
Purchase of treasury stock (23 shares)	—	—	—	—	—	(280)	—	(280)
Excess tax benefit from stock-based compensation	—	—	—	26	—	—	—	26
Comprehensive income:
Net earnings	—	—	—	—	3,217	—	—	3,217
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred tax expense of $909 and reclassification adjustment	—	—	—	—	—	—	1,639	1,639

Total comprehensive income								4,856
Dividends on preferred stock and amortization of preferred stock discount	266	—	—	—	(1,116)	—	—	(850)

Balance at June 30, 2011	$29,766	11,733	$11,733	$123,771	$6,742	$(735)	$437	$171,714

The accompanying notes are an integral part of this condensed consolidated financial statement.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$3,217	$(14,904)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	4,089	22,973
Write down of assets held-for-sale and investment in real estate	1,153	7,125
Depreciation and amortization, net	1,478	1,240
Stock-based compensation	752	605
(Gain) loss on sale of available-for-sale securities and other assets, net	51	(1,115)
Loans originated for sale in the secondary market	(9,067)	(9,284)
Proceeds from sale of mortgage loans	11,055	9,709
Other, net	4,611	(5,917)

Net cash provided by operating activities	17,339	10,432

Cash flows from investing activities:
Purchases of available-for-sale securities	(19,583)	(61,327)
Principal collected on available-for-sale securities	11,746	17,966
Proceeds from sales of available-for-sale securities	78,704	109,378
Purchases of held-to-maturity securities	(5,000)	—
Proceeds from prepayments and maturities of held-to-maturity securities	8,043	48,805
Proceeds from sales of foreclosed real estate	2,558	4,579
Net cash paid for sale of branches	—	(49,364)
Cash paid for contingency payment related to prior acquisition	—	(2,095)
Proceeds from sale of loans receivable	2,815	—
Net increase in loans	(50,047)	(1,323)
Purchase of Federal Home Loan Bank stock, net of redemption	(182)	(6)
Purchases of premises and equipment	(118)	(179)

Net cash provided by investing activities	28,936	66,434

Cash flows from financing activities:
Net increase (decrease) in deposits	(6,944)	58,305
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	—	52,500
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(25)	(55,118)
Increase in repurchase agreements	2,849	1,478
Proceeds from issuance of common stock, net of purchase of treasury stock	289	(113)
Preferred dividend paid	(850)	(850)
Other, net	26	—

Net cash provided by (used in) financing activities	(4,655)	56,202

Net increase in cash and cash equivalents	41,620	133,068
Cash and cash equivalents at beginning of period	64,099	197,176

Cash and cash equivalents at end of period	$105,719	$330,244

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$9,424	$12,653
Income taxes paid	160	—
Noncash investing and financing activities:
Real estate acquired in satisfaction of loans	1,275	3,968
Issuance of common stock for acquisition	—	5,831
Transfer of loans held-for-sale to loans receivable	7,327	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

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

Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

Pending Accounting Pronouncements

FASB ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for us on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. We are currently evaluating the impact of ASU 2011-02 on our financial statements.

FASB ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 will be effective for us on January 1, 2012. We are currently evaluating the impact of ASU 2011-03 on our financial statements.

FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and IFRSs. ASU 2011-04 will be effective for us on January 1, 2012 and is not expected to have a significant impact on our financial statements.

FASB ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for us on January 1, 2012.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized holding gains on available-for-sale securities arising during period	$2,873	$492	$2,643	$940
Reclassification adjustment for gains (losses) included in income	(64)	120	(95)	219

Net pre-tax gain recognized in other comprehensive income	2,809	612	2,548	1,159
Tax expense	(983)	(253)	(909)	(425)

Net-of-tax impact on comprehensive income	$1,826	$359	$1,639	$734

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Available-for-sale:
U.S. Government securities	$128,161	$405	$(558)	$128,008
Securities of U.S. states and political subdivisions	6,795	—	(60)	6,735
Mortgage-backed securities	25,895	531	(24)	26,402
Corporate securities	13,967	589	(488)	14,068
Other securities	4,938	58	—	4,996

Total	179,756	1,583	(1,130)	180,209
Marketable equity securities	2,567	282	—	2,849

Total available-for-sale securities	$182,323	$1,865	$(1,130)	$183,058

Held-to-maturity:
U.S. Government securities	$10,000	$51	$(3)	$10,048
Securities of U.S. states and political subdivisions	21,973	858	(75)	22,756
Mortgage-backed securities	55,351	687	(314)	55,724
Corporate securities	12,272	1,909	—	14,181
Other securities	4,969	—	(28)	4,941

Total held-to-maturity securities	$104,565	$3,505	$(420)	$107,650

December 31, 2010
Available-for-sale:
U.S. Government securities	$164,226	$231	$(1,802)	$162,655
Securities of U.S. states and political subdivisions	7,950	—	(572)	7,378
Mortgage-backed securities	59,377	1,015	(248)	60,144
Corporate securities	13,966	—	(546)	13,420
Other securities	5,529	18	(146)	5,401

Total	251,048	1,264	(3,314)	248,998
Marketable equity securities	2,531	255	—	2,786

Total available-for-sale securities	$253,579	$1,519	$(3,314)	$251,784

Held-to-maturity:
U.S. Government securities	$5,000	—	—	$5,000
Securities of U.S. states and political subdivisions	21,992	98	(519)	21,571
Mortgage-backed securities	58,286	706	(5)	58,987
Corporate securities	17,212	1,840	—	19,052
Other securities	5,128	—	—	5,128

Total available-for-sale securities	$107,618	$2,644	$(524)	$109,738

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

We own certain debt securities with unrealized losses as of June 30, 2011 and December 31, 2010. These securities, with unrealized losses segregated by length of impairment at period end, were as follows:

Description of Securities	Number of Securities	Fair Value	Unrealized Losses

June 30, 2011
Less than 12 months
Available-for-sale:
U.S. Government securities	5	$24,494	$(558)
Securities of U.S. states and political subdivisions	6	5,735	(60)
Corporate securities	3	8,502	(488)

Total available-for-sale securities	14	$38,731	$(1,106)

Held-to-maturity:
U.S. Government securities	1	$4,997	$(3)
Securities of U.S. states and political subdivisions	4	3,585	(75)
Mortgage-backed securities	8	38,943	(310)
Other securities	1	4,941	(28)

Total held-to-maturity securities	14	$52,466	$(416)

More than 12 months
Available-for-sale:
Mortgage-backed securities	2	$2,479	$(24)

Held-to-maturity:
Mortgage-backed securities	4	$806	$(4)

December 31, 2010
Less than 12 months
Available-for-sale:
U.S. Government securities	9	$42,840	$(1,802)
Securities of U.S. states and political subdivisions	9	7,378	(572)
Mortgage-backed securities	5	13,517	(248)
Corporate securities	4	13,420	(546)
Other securities	1	4,818	(146)

Total available-for-sale securities	28	$81,973	$(3,314)

Held-to-maturity:
Securities of U.S. states and political subdivisions	14	$8,898	$(519)
Mortgage-backed securities	1	279	(1)

Total held-to-maturity securities	15	$9,177	$(520)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	3	$540	$(4)

We do not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. We expect to recover the entire amortized cost of these securities since we do not intend to sell the securities. Additionally, it is not more likely than not that we will be required to sell these securities before recovery of our cost basis. Accordingly, as of June 30, 2011 and December 31, 2010, we believe the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying condensed consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity at June 30, 2011. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$45,114	$45,252	$—	$—
Over one year through five years	60,415	60,603	7,608	8,673
After five years through ten years	34,027	33,570	9,664	10,559
Over ten years	14,069	14,137	31,942	32,694

Total	153,625	153,562	49,214	51,926
Mortgage-backed and marketable equity securities	28,698	29,496	55,351	55,724

Total securities	$182,323	$183,058	$104,565	$107,650

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 3.16% and 2.85% at June 30, 2011 and December 31, 2010. As of June 30, 2011, the mortgage-backed securities have contractual maturities from 2018 to 2040. Accrued interest receivable on mortgage-backed securities was $227 and $328 at June 30, 2011 and December 31, 2010.

At June 30, 2011 and December 31, 2010, securities with a carrying value of $116,762 and $76,865 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains were $591 and $283 and gross realized losses were $686 and $64 on sales of available-for-sale securities for the six months ended June 30, 2011 and 2010.

NOTE C – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

	June 30, 2011	December 31, 2010
Commercial:
Commercial	$194,260	$147,090
Commercial real estate	167,973	166,043
Real estate construction	54,769	46,326

Total commercial	417,002	359,459

Consumer:
Residential real estate first lien	205,171	205,531
Residential real estate second lien	262,958	269,727
Home equity lines	58,553	60,609
Consumer other	26,882	25,131

Total consumer	553,564	560,998

Loans receivable	970,566	920,457
Loans held-for-sale	863	10,915

Total loans	$971,429	$931,372

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

Included in loans receivable is $2,194 and $2,484 of net deferred loan origination costs and unamortized premium and discount at June 30, 2011 and December 31, 2010. Accrued interest receivable on loans was $3,281 and $3,319 at June 30, 2011 and December 31, 2010. Consumer other loans include client overdrafts of $475 and $293 as of June 30, 2011 and December 31, 2010.

In the first quarter of 2011, $7,327 of loans held-for-sale were transferred to loans receivable at fair value because we no longer had plans to sell these loans. Of this amount, $3,138 was impaired as of June 30, 2011.

The allowance for loan losses and recorded investment in loans by loan type is as follows:

Six Months Ended June 30, 2011	Commercial	Commercial Real Estate	Real Estate Construction	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other	Total
Allowance for Loan Losses:
Beginning balance	$4,150	$2,808	$1,486	$3,355	$4,713	$1,835	$292	$18,639
Charge-offs	(308)	(1,217)	(141)	(527)	(1,572)	(656)	(103)	(4,524)
Recoveries	13	153	149	264	194	42	91	906
Provision	625	1,070	346	325	1,082	649	(8)	4,089

Ending balance	$4,480	$2,814	$1,840	$3,417	$4,417	$1,870	$272	$19,110

Ending balance individually evaluated for impairment	$104	$—	$43	$—	$—	$—	$—	$147

Loans (1):
Ending balance	$194,260	$167,973	$54,769	$205,171	$262,958	$58,553	$26,882	$970,566

Ending balance individually evaluated for impairment	$1,957	$5,862	$3,143	$2,081	$—	$—	$—	$13,043

Ending balance collectively evaluated for impairment	$192,303	$162,111	$51,626	$203,090	$262,958	$58,553	$26,882	$957,523

Year Ended December 31, 2010
Allowance for Loan Losses:
Beginning balance	$4,514	$10,580	$2,777	$3,061	$3,673	$1,577	$319	$26,501
Charge-offs	(965)	(24,527)	(9,159)	(4,089)	(3,720)	(2,030)	(414)	(44,904)
Recoveries	883	17	104	304	226	180	159	1,873
Provision	(282)	16,738	7,764	4,079	4,534	2,108	228	35,169

Ending balance	$4,150	$2,808	$1,486	$3,355	$4,713	$1,835	$292	$18,639

Ending balance individually evaluated for impairment	$189	$—	$—	$2	$372	$—	$—	$563

Loans (1):
Ending balance	$147,090	$166,043	$46,326	$205,531	$269,727	$60,609	$25,131	$920,457

Ending balance individually evaluated for impairment	$740	$4,154	$3,411	$6,500	$372	$—	$—	$15,177

Ending balance collectively evaluated for impairment	$146,350	$161,889	$42,915	$199,031	$269,355	$60,609	$25,131	$905,280

(1)	Excludes loans held-for-sale.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans:

	June 30, 2011	December 31, 2010
Impaired loans on nonaccrual without a valuation allowance	$8,154	$14,109
Impaired loans on nonaccrual with a valuation allowance	3,430	561
Impaired loans still accruing with a valuation allowance	1,459	507

Total impaired loans (1)	$13,043	$15,177

Valuation allowance related to impaired loans	$147	$563

Total nonaccrual loans	$16,552	$26,477

Total accruing loans past due 90 days or more	$—	$313

Restructured loans still accruing	$1,522	$804

(1)	Does not include loans in the total of nonaccrual loans which are not evaluated separately for impairment and loans held-for-sale.

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

The average investment in impaired loans was $13,852 for the six months ended June 30, 2011 and $18,179 for the year ended December 31, 2010. Interest income recognized after a loan is impaired is not material. No additional funds are committed to be advanced in connection with impaired loans.

The age analysis of past due loans is as follows:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Recorded Investment Greater Than 90 Days and Accruing
Commercial	$623	$41	$—	$664	$193,596	$194,260	$—
Commercial real estate	1,968	95	2,446	4,509	163,464	167,973	—
Real estate construction	—	900	254	1,154	53,615	54,769	—

Total commercial	2,591	1,036	2,700	6,327	410,675	417,002

Residential real estate first lien	1,436	522	4,196	6,154	199,017	205,171	—
Residential real estate second lien	292	121	402	815	262,143	262,958	—
Home equity lines	151	252	—	403	58,150	58,553	—
Consumer other	249	9	—	258	26,624	26,882	—

Total consumer	2,128	904	4,598	7,630	545,934	553,564	—

Total	$4,719	$1,940	$7,298	$13,957	$956,609	$970,566	$—

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Recorded Investment Greater Than 90 Days and Accruing
Commercial	$196	$338	$313	$847	$146,243	$147,090	$313
Commercial real estate	239	1,417	1,858	3,514	162,529	166,043	—
Real estate construction	—	—	530	530	45,796	46,326	—

Total commercial	435	1,755	2,701	4,891	354,568	359,459	313

Residential real estate first lien	546	347	9,759	10,652	194,879	205,531	—
Residential real estate second lien	671	192	675	1,538	268,189	269,727	—
Home equity lines	306	149	—	455	60,154	60,609	—
Consumer other	742	45	—	787	24,344	25,131	—

Total consumer	2,265	733	10,434	13,432	547,566	560,998	—

Total	$2,700	$2,488	$13,135	$18,323	$902,134	$920,457	$313

(1)	Excludes loans held-for-sale.

Impaired loans are as follows:

	June 30, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$551	$574	$—
Commercial real estate	5,862	10,224	—	4,154	5,321	—
Real estate construction	211	1,299	—	3,411	6,024	—
Residential real estate first lien	2,081	3,717	—	5,993	7,393	—

With an allowance recorded:
Commercial	$1,957	$1,999	$104	$189	$189	$189
Real estate construction	2,932	4,861	43	—	—	—
Residential real estate first lien	—	—	—	507	507	2
Residential real estate second lien	—	—	—	372	372	372

Total:
Commercial	$10,962	$18,383	$147	$8,305	$12,108	$189
Consumer	2,081	3,717	—	6,872	8,272	374

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The credit risk profile of our commercial loans aggregated by internally assigned grade is as follows:

	June 30, 2011			December 31, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Commercial	Commercial Real Estate	Real Estate Construction
Grade:
Watch	$9,210	$3,081	$4,893	$5,074	$10,464	$6,154
Special Mention	2,740	4,940	1,529	3,309	4,475	1,100
Substandard	6,127	16,070	5,890	8,488	16,378	8,618
Doubtful	—	—	—	189	—	—

Total	$18,077	$24,091	$12,312	$17,060	$31,317	$15,872

The credit risk profile of our consumer loans (classified as nonperforming when 90 days or more past due) based on payment activity is as follows:

	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other
June 30, 2011
Performing	$199,305	$262,391	$58,553	$26,882
Nonperforming	5,866	567	—	—

Total	$205,171	$262,958	$58,553	$26,882

December 31, 2010
Performing	$195,211	$269,020	$60,609	$25,131
Nonperforming	10,320	707	—	—

Total	$205,531	$269,727	$60,609	$25,131

NOTE D – REGULATORY MATTERS

We and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the OCC. Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of June 30, 2011 are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$134,725	9.67%	$55,750	4.00%	N/A	N/A
Encore Bank, N.A.	125,399	8.99	55,808	4.00	$69,760	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$134,725	13.23%	$40,727	4.00%	N/A	N/A
Encore Bank, N.A	125,399	12.34	40,641	4.00	$60,961	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$147,542	14.49%	$81,453	8.00%	N/A	N/A
Encore Bank, N.A.	138,199	13.60	81,281	8.00	$101,601	10.00%

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

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

NOTE F – EARNINGS PER COMMON SHARE

The factors used in the earnings (loss) per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Earnings (loss) available to common shareholders	$1,507	$(13,209)	$2,101	$(16,016)
Average common shares outstanding, including nonvested restricted stock	11,582	11,375	11,537	10,969
Per Share	$0.13	$(1.16)	$0.18	$(1.46)
Diluted:
Average common shares outstanding	11,582	11,375	11,537	10,969
Add: Net effect of the assumed exercise of stock options	46	—	65	—

Diluted average common shares outstanding	11,628	11,375	11,602	10,969
Per Share	$0.13	$(1.16)	$0.18	$(1.46)
Anti-dilutive stock options and warrants not included in treasury stock method computation	700	1,335	707	1,339
Preferred dividends deducted from net earnings (loss)	558	556	1,116	1,112

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011
Description	Total	Level 1	Level 2
U.S. Government securities	$128,008	$115,533	$12,475
Securities of U.S. states and political subdivisions	6,735	—	6,735
Mortgage-backed securities	26,402	—	26,402
Corporate securities	14,068	—	14,068
Other securities	7,845	3,094	4,751

Total available-for-sale securities	$183,058	$118,627	$64,431

	December 31, 2010
Description	Total	Level 1	Level 2
U.S. Government securities	$162,655	$145,009	$17,646
Securities of U.S. states and political subdivisions	7,378	—	7,378
Mortgage-backed securities	60,144	—	60,144
Corporate securities	13,420	—	13,420
Other securities	8,187	3,370	4,817

Total available-for-sale securities	$251,784	$148,379	$103,405

At June 30, 2011, the fair value of our investment in available-for-sale Level 2 U.S. Government securities was $12,475. The investments were comprised of $9,824 fixed-rate U.S. agency securities with a weighted average coupon rate of 2.4% and a weighted average life of 5.4 years and $2,651 variable-rate SBA pool securities with a weighted average coupon rate of 3.3% and a weighted average life of 4.9 years. To estimate their value and the value of other available-for-sale securities discussed below, we used a third party broker to value the securities using standard market matrix pricing for similar securities.

At June 30, 2011, the fair value of our investment in available-for-sale Level 2 securities of U.S. states and political subdivisions was $6,735. The investments were comprised of fixed-rate securities issued by municipal entities in Texas, with a weighted average coupon rate of 5.2% and a weighted average life of 11.2 years.

At June 30, 2011, the fair value of our investment in available-for-sale Level 2 mortgage-backed securities was $26,402. These investments were comprised of $9,473 fixed-rate GNMA and FNMA backed securities with a weighted average coupon rate of 4.2% and a weighted average life of 3.4 years and $16,929 variable-rate GNMA and FNMA backed securities with a weighted average coupon rate of 3.0% and a weighted average life of 4.0 years.

At June 30, 2011, the fair value of our investment in available-for-sale Level 2 corporate securities was $14,068. The investments were comprised of $9,516 fixed-rate corporate bonds with a weighted average coupon rate of 5.7% and a weighted average life of 9.2 years and $4,552 variable-rate corporate bonds with a weighted average coupon rate of 6.0% and a weighted average life of 9.2 years.

At June 30, 2011, the fair value of our investment in available-for-sale Level 2 other securities was $4,751. The investments were comprised of fixed-rate collateralized mortgage obligations with a weighted average coupon rate of 2.0% and a weighted average life of 4.1 years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

For assets measured at fair value on a nonrecurring basis during 2011 that were still held on the balance sheet at June 30, 2011, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 3	Losses for the Six Months Ended June 30, 2011
Loans	$6,708	$6,708	$985
Investment in real estate	7,200	7,200	462

Total	$13,908	$13,908	$1,447

We wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $985 against the allowance for loan losses. We wrote down certain foreclosed real estate properties to their appraised value less estimated costs to sell resulting in an impairment charge of $462, which was included in earnings for the period.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

The following table summarizes the carrying values and estimated fair values of financial instruments:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$105,719	$105,719	$64,099	$64,099
Securities available-for-sale	183,058	183,058	251,784	251,784
Securities held-to-maturity	104,565	107,650	107,618	109,738
Loans held-for-sale	863	863	10,915	10,915
Loans receivable, net	951,456	981,804	901,818	925,426
Federal Home Loan Bank of Dallas stock	9,810	9,810	9,610	9,610
Accrued interest receivable	4,826	4,826	5,191	5,191

Financial liabilities:
Deposits	$1,043,500	$1,047,052	$1,050,444	$1,052,325
Borrowings and repurchase agreements	222,879	239,269	219,777	235,220
Accrued interest payable	1,122	1,122	1,154	1,154
Junior subordinated debentures	20,619	21,195	20,619	21,305

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated

For the three months ended June 30, 2011
Net interest income (expense)	$12,014	$16	$2	$(297)	$11,735
Provision for loan losses	1,919	—	—	—	1,919
Noninterest income	535	5,132	1,667	—	7,334
Noninterest expense	9,348	3,523	1,241	—	14,112

Earnings (loss) before income taxes	1,282	1,625	428	(297)	3,038
Income tax expense (benefit)	353	574	150	(104)	973

Net earnings (loss)	$929	$1,051	$278	$(193)	$2,065

Total assets at June 30, 2011	$1,469,429	$56,105	$7,370	$(66,409)	$1,466,495
For the three months ended June 30, 2010
Net interest income (expense)	$11,191	$41	$5	$(298)	$10,939
Provision for loan losses	18,013	—	—	—	18,013
Noninterest income	1,800	4,593	1,554	—	7,947
Noninterest expense	14,747	3,547	1,101	—	19,395

Earnings (loss) before income taxes	(19,769)	1,087	458	(298)	(18,522)
Income tax expense (benefit)	(6,311)	385	161	(104)	(5,869)

Net earnings (loss)	$(13,458)	$702	$297	$(194)	$(12,653)

Total assets at June 30, 2010	$1,628,706	$62,518	$8,714	$(74,323)	$1,625,615
For the six months ended June 30, 2011
Net interest income (expense)	$23,381	$40	$4	$(595)	$22,830
Provision for loan losses	4,089	—	—	—	4,089
Noninterest income	1,064	10,221	3,115	—	14,400
Noninterest expense	18,911	7,166	2,390	—	28,467

Earnings (loss) before income taxes	1,445	3,095	729	(595)	4,674
Income tax expense (benefit)	319	1,090	256	(208)	1,457

Net earnings (loss)	$1,126	$2,005	$473	$(387)	$3,217

Total assets at June 30, 2011	$1,469,429	$56,105	$7,370	$(66,409)	$1,466,495
For the six months ended June 30, 2010
Net interest income (expense)	$22,933	$81	$10	$(595)	$22,429
Provision for loan losses	22,973	—	—	—	22,973
Noninterest income	2,447	9,211	3,198	—	14,856
Noninterest expense	28,422	7,109	2,128	—	37,659

Earnings (loss) before income taxes	(26,015)	2,183	1,080	(595)	(23,347)
Income tax expense (benefit)	(9,387)	773	379	(208)	(8,443)

Net earnings (loss)	$(16,628)	$1,410	$701	$(387)	$(14,904)

Total assets at June 30, 2010	$1,628,706	$62,518	$8,714	$(74,323)	$1,625,615

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

Overview

Encore Bancshares, Inc. is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market. Six private client offices in Florida were sold in 2010. We also operate five wealth management offices and three insurance offices in Texas. As of June 30, 2011, we reported, on a consolidated basis, total assets of $1.5 billion, total loans of $971.4 million, total deposits of $1.0 billion, shareholders’ equity of $171.7 million and $2.9 billion in assets under management.

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

Results of Operations

Net earnings for the quarter ended June 30, 2011 were $2.1 million, compared with a net loss of $12.7 million for the quarter ended June 30, 2010. Earnings per diluted common share for the second quarter of 2011 were $0.13, compared with a loss per diluted common share of $1.16 for the comparable period of 2010. The 2010 loss was due primarily to credit costs related to the Florida market.

We posted a return on average common equity of 4.33% and (32.89)%, a return on average assets of 0.57% and (3.13)%, and an efficiency ratio of 70.78 % and 93.16% for the quarters ended June 30, 2011 and 2010. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles and write down of assets held-for-sale) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities and gain on sale of branches).

Net earnings for the six months ended June 30, 2011 were $3.2 million, compared with a net loss of $14.9 million for the same period of 2010. Earnings per diluted common share for the six months ended June 30, 2011 were $0.18 compared with a loss per diluted common share of $1.46 for the same period of 2010. The 2010 loss was due primarily to credit costs and write downs of assets held-for-sale in Florida. We posted a return on average common equity of 3.06% and (20.24)%, a return on average assets of 0.45% and (1.85)%, and an efficiency ratio of 74.31% and 89.05% for the six months ended June 30, 2011 and 2010.

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

Net interest income on a taxable-equivalent basis (TE) was $11.8 million for the three months ended June 30, 2011, an increase of $784,000, or 7.1%, compared with the second quarter of 2010. Interest earning assets were $1.3 billion for the second quarter of 2011, a decrease of $179.0 million, compared with the same period of 2010, which was due to the sale of our Florida operations. The net interest margin (TE) increased 62 basis points to 3.54% for the same comparison period. The increase in margin was partially due to the improvement in balance sheet mix as temporary investments decreased and higher costing deposits decreased due to the sale of our Florida operations. In addition, we had an interest recovery of $418,000 during the quarter for a lending relationship in Texas that had been on nonaccrual. Average noninterest-bearing deposits (excluding held-for-sale) were $217.6 million for the second quarter of 2011, a $49.6 million, or 29.5%, increase compared with the same period of 2010.

Net interest income (TE) was $23.1 million for the six months ended June 30, 2011, an increase of $380,000, or 1.7%, compared with the same period of 2010. Interest earning assets were $1.3 billion for the six months ended June 30, 2011, a decrease of $173.1 million, compared with the same period of 2010. For the six months ended June 30, 2011, the net interest margin (TE) was 3.46%, an increase of 45 basis points, compared with the same period of 2010. The increase in margin was due primarily to the improved balance sheet mix and the aforementioned interest recovery. Average noninterest-bearing deposits (excluding held-for-sale) were $214.3 million for the six months ended June 30, 2011, a $56.8 million, or 36.1%, increase compared with the same period of 2010.

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

Taxable-Equivalent Yield Analysis

	Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$955,019	$14,304	6.01%	$1,059,695	$15,505	5.87%
Securities - TE yield (1)	315,681	2,087	2.65	186,777	1,586	3.41
Federal funds sold and other	71,909	104	0.58	275,148	234	0.34

Total interest-earning assets - TE yield (1)	1,342,609	16,495	4.93	1,521,620	17,325	4.57
Less: Allowance for loan losses	(19,219)			(24,796)
Noninterest-earning assets	127,583			122,236
Noninterest-earning assets held-for-sale	—			4,481

Total assets	$1,450,973			$1,623,541

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$163,926	$81	0.20%	$145,856	$113	0.31%
Money market and savings	269,422	274	0.41	238,000	447	0.75
Time deposits	379,721	1,879	1.98	415,615	2,402	2.32
Interest-bearing deposits held-for-sale	—	—		201,919	863	1.71

Total interest-bearing deposits	813,069	2,234	1.10	1,001,390	3,825	1.53
Borrowings and repurchase agreements	223,145	2,117	3.81	218,794	2,139	3.92
Junior subordinated debentures	20,619	297	5.78	20,619	298	5.80

Total interest-bearing liabilities	1,056,833	4,648	1.76	1,240,803	6,262	2.02

Noninterest-bearing liabilities:
Noninterest-bearing deposits	217,624			168,021
Noninterest-bearing deposits held-for-sale	—			17,830
Other liabilities	7,225			6,384
Other liabilities held-for-sale	—			253

Total liabilities	1,281,682			1,433,291
Shareholders’ equity	169,291			190,250

Total liabilities and shareholders’ equity	$1,450,973			$1,623,541

Net interest income TE (1)		$11,847			$11,063

Net interest spread TE (1)			3.17%			2.55%
Net interest margin TE (1)			3.54%			2.92%
Net interest income		$11,735			$10,939
Taxable-equivalent adjustment		112			124

Net interest income on taxable-equivalent basis		$11,847			$11,063

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.

Taxable-Equivalent Yield Analysis

	Six Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$944,250	$27,799	5.94%	$1,062,022	$31,265	5.94%
Securities - TE yield (1)	334,859	4,456	2.68	208,463	3,692	3.57
Federal funds sold and other	66,029	196	0.60	247,736	449	0.37

Total interest-earning assets - TE yield (1)	1,345,138	32,451	4.86	1,518,221	35,406	4.70
Less: Allowance for loan losses	(18,913)			(25,729)
Noninterest-earning assets	129,373			124,249
Noninterest-earning assets held-for-sale (2)	—			5,921

Total assets	$1,455,598			$1,622,662

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$163,255	$172	0.21%	$149,420	$235	0.32%
Money market and savings	278,177	583	0.42	239,140	953	0.80
Time deposits	379,433	3,819	2.03	408,075	4,816	2.38
Interest-bearing deposits held-for-sale (2)	—	—		210,814	1,873	1.79

Total interest-bearing deposits	820,865	4,574	1.12	1,007,449	7,877	1.58
Borrowings and repurchase agreements	223,964	4,223	3.80	219,771	4,255	3.90
Junior subordinated debentures	20,619	595	5.82	20,619	595	5.82

Total interest-bearing liabilities	1,065,448	9,392	1.78	1,247,839	12,727	2.06

Noninterest-bearing liabilities:
Noninterest-bearing deposits	214,273			157,459
Noninterest-bearing deposits held-for-sale (2)	—			17,523
Other liabilities	7,782			10,873
Other liabilities held-for-sale (2)	—			278

Total liabilities	1,287,503			1,433,972
Shareholders’ equity	168,095			188,690

Total liabilities and shareholders’ equity	$1,455,598			$1,622,662

Net interest income TE (1)		$23,059			$22,679

Net interest spread TE (1)			3.08%			2.64%
Net interest margin TE (1)			3.46%			3.01%
Net interest income		$22,830			$22,429
Taxable-equivalent adjustment		229			250

Net interest income on taxable-equivalent basis		$23,059			$22,679

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.
(2)	In the first quarter of 2010, assets and liabilities held-for-sale are assumed to be outstanding for the entire quarter.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $1.9 million and $4.1 million for the three months and six months ended

June 30, 2011, compared with $18.0 million and $23.0 million for the same periods of 2010. The change in the provision primarily reflects the amount we considered necessary to absorb estimated losses incurred in the loan portfolio. The provision for loan losses in the first six months of 2011 includes the impact of the sale of our Florida operations and the reduced concentration of loans in Florida, as well as the lower level of nonperforming assets in 2011 compared with 2010.

Noninterest Income

Noninterest income represented 38.46% and 42.08% of total revenue for the six months ended June 30, 2011 and 2010.

Noninterest income decreased $613,000, or 7.7%, to $7.3 million for the three months ended June 30, 2011, compared with the same period in 2010. The decrease was due primarily to a $1.1 million gain in 2010 on sale of two branches in Florida, partially offset by a $535,000, or 11.7%, increase in trust and investment management fees. The rise in trust and investment management fees was primarily due to a 10.5% increase in assets under management.

Noninterest income decreased $456,000, or 3.1%, to $14.4 million for the six months ended June 30, 2011, compared with the same period in 2010. The decrease was due primarily to the aforementioned gain on sale of two Florida branches, partially offset by a $989,000, or 10.7%, increase in trust and investment management fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Trust and investment management fees	$5,126	$4,591	$10,198	$9,209
Mortgage banking	97	78	237	114
Insurance commissions and fees	1,587	1,488	3,027	3,127
Net gain (loss) on sale of available-for-sale securities	(64)	120	(95)	219
Gain on sale of branches	—	1,115	—	1,115
Other	588	555	1,033	1,072

Total noninterest income	$7,334	$7,947	$14,400	$14,856

Noninterest Expense

Noninterest expense was $14.1 million for the second quarter of 2011, a decrease of $5.3 million, compared with the same period of 2010. The decrease in noninterest expense was due to a combination of lower compensation, occupancy, professional fees, foreclosed real estate expenses and write down of assets held-for-sale. These decreases were largely a result of the sale of our Florida operations in 2010. In addition, other expense decreased due in part to a lower provision for unfunded loan commitments.

Noninterest expense was $28.5 million for the first six months of 2011, a decrease of $9.2 million, compared with the same period of 2010. Significant decreases included foreclosed real estate expenses and write down of assets held-for-sale. These decreases were related to the sale of our Florida operations.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Compensation	$8,414	$8,638	$17,120	$17,189
Non-staff expenses:
Occupancy	1,128	1,454	2,415	2,932
Equipment	268	330	509	693
Advertising and promotion	156	153	312	334
Outside data processing	793	897	1,576	1,767
Professional fees	905	1,435	2,039	2,356
Intangible amortization	143	159	283	317
FDIC assessment	472	703	1,270	1,358
Foreclosed real estate expenses, net	666	1,402	749	2,526
Write down of assets held-for-sale	427	2,793	448	5,328
Other	740	1,431	1,746	2,859

Total noninterest expense	$14,112	$19,395	$28,467	$37,659

Income Tax Expense

The income tax provision was $973,000 for the three months ended June 30, 2011, compared with a benefit of $5.9 million for the same three months of 2010. The effective tax rate for the three months ended June 30, 2011 and 2010 was 32.0% and 31.7%. The income tax provision was $1.5 million for the six months ended June 30, 2011, compared with a benefit of $8.4 million for the same period of 2010. The effective tax rate for the six months ended June 30, 2011 and 2010 was 31.2% and 36.2%. The change in the effective tax rate is attributable to the favorable impact of the permanent items on the loss in 2010 as compared to income in 2011.

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

The following table presents the net earnings (loss) and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended June 30, 2011
Net interest income (expense)	$12,014	$16	$2	$(297)	$11,735
Provision for loan losses	1,919	—	—	—	1,919
Noninterest income	535	5,132	1,667	—	7,334
Noninterest expense	9,348	3,523	1,241	—	14,112

Earnings (loss) before income taxes	1,282	1,625	428	(297)	3,038
Income tax expense (benefit)	353	574	150	(104)	973

Net earnings (loss)	$929	$1,051	$278	$(193)	$2,065

Total assets at June 30, 2011	$1,469,429	$56,105	$7,370	$(66,409)	$1,466,495

Three months ended June 30, 2010
Net interest income (expense)	$11,191	$41	$5	$(298)	$10,939
Provision for loan losses	18,013	—	—	—	18,013
Noninterest income	1,800	4,593	1,554	—	7,947
Noninterest expense	14,747	3,547	1,101	—	19,395

Earnings (loss) before income taxes	(19,769)	1,087	458	(298)	(18,522)
Income tax expense (benefit)	(6,311)	385	161	(104)	(5,869)

Net earnings (loss)	$(13,458)	$702	$297	$(194)	$(12,653)

Total assets at June 30, 2010	$1,628,706	$62,518	$8,714	$(74,323)	$1,625,615

Six months ended June 30, 2011
Net interest income (expense)	$23,381	$40	$4	$(595)	$22,830
Provision for loan losses	4,089	—	—	—	4,089
Noninterest income	1,064	10,221	3,115	—	14,400
Noninterest expense	18,911	7,166	2,390	—	28,467

Earnings (loss) before income taxes	1,445	3,095	729	(595)	4,674
Income tax expense (benefit)	319	1,090	256	(208)	1,457

Net earnings (loss)	$1,126	$2,005	$473	$(387)	$3,217

Total assets at June 30, 2011	$1,469,429	$56,105	$7,370	$(66,409)	$1,466,495

Six months ended June 30, 2010
Net interest income (expense)	$22,933	$81	$10	$(595)	$22,429
Provision for loan losses	22,973	—	—	—	22,973
Noninterest income	2,447	9,211	3,198	—	14,856
Noninterest expense	28,422	7,109	2,128	—	37,659

Earnings (loss) before income taxes	(26,015)	2,183	1,080	(595)	(23,347)
Income tax expense (benefit)	(9,387)	773	379	(208)	(8,443)

Net earnings (loss)	$(16,628)	$1,410	$701	$(387)	$(14,904)

Total assets at June 30, 2010	$1,628,706	$62,518	$8,714	$(74,323)	$1,625,615

Banking

Our banking segment had net earnings of $929,000 for the three months ended June 30, 2011, compared with a net loss of $13.5 million for the same period in 2010. Net earnings for the six months ended June 30, 2011 were $1.1 million, compared with a net loss of $16.6 million for the same period in 2010.

Net interest income for the three months ended June 30, 2011 increased $823,000, or 7.4%, compared with the same period of 2010. Net interest income for the six months ended June 30, 2011 increased $448,000, or 2.0%, compared with the same period of 2010. Net interest income for the banking segment does not include interest expense on the subordinated debentures, which is not allocated to a business segment. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended June 30, 2011 totaled $1.9 million, compared with $18.0 million for the same period of 2010. The provision for loan losses for the six months ended June 30, 2011 totaled $4.1 million, compared with $23.0 million for the same period of 2010. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended June 30, 2011 decreased $1.3 million compared with the same period in 2010. Noninterest income for the six months ended June 30, 2011 decreased $1.4 million compared with the same period of 2010. The decrease in both periods was due primarily to the gain on sale of two Florida branches in 2010.

Noninterest expense for the three months ended June 30, 2011 decreased $5.4 million primarily due to a 2010 write down on assets held-for-sale and foreclosed real estate expenses. Noninterest expense for the six months ended June 30, 2011 decreased $9.5 million compared with the same period of 2010, due to the aforementioned factors.

Wealth Management

Net earnings for the three months ended June 30, 2011 increased $349,000, or 49.7%, compared with the same period in 2010. Net earnings for the six months ended June 30, 2011 increased $595,000, or 42.2%, compared with the same period in 2010. The increase in earnings was due primarily to an increase in assets under management, resulting in a rise in fees. Assets under management increased 10.5% from June 30, 2010 to $2.9 billion as of June 30, 2011.

Noninterest income for the three months ended June 30, 2011 increased $539,000, or 11.7%, compared with the same period in 2010, due primarily to the aforementioned increase in assets under management. Noninterest income for the six months ended June 30, 2011 increased $1.0 million, or 11.0%.

Noninterest expense for the three months and six months ended June 30, 2011 was flat compared with the same periods in 2010.

Insurance

Net earnings for the three months ended June 30, 2011 was flat compared with the same period of 2010. Net earnings for the six months ended June 30, 2011 decreased $228,000 compared with the same period of 2010 because noninterest expense increased $262,000, reflecting growth in the Fort Worth office.

Other

“Other” consists of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings was unchanged.

Financial Condition

Our total assets were unchanged at $1.5 billion as of June 30, 2011 compared with December 31, 2010. Our loan portfolio increased $40.1 million, or 4.3%, to $971.4 million as of June 30, 2011. Our securities portfolio decreased $71.8 million, or 20.0%, to $287.6 million compared with $359.4 million as of December 31, 2010. Shareholders’ equity increased $5.1 million, or 3.0%, to $171.4 million compared with $166.6 million as of December 31, 2010.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 42.9% of our portfolio as of June 30, 2011. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 57.0% of our loan portfolio as of June 30, 2011. Loans held-for-sale composed 0.1% of our portfolio. During the first quarter of 2011, we transferred $7.3 million of loans from held-for-sale to the loan portfolio.

Total loans were $971.4 million as of June 30, 2011, an increase of $40.1 million, or 4.3%, compared with December 31, 2010. The increase in loans was mainly in commercial loans.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$194,260	20.0%	$147,090	15.8%
Commercial real estate	167,973	17.3	166,043	17.8
Real estate construction	54,769	5.6	46,326	5.0

Total commercial	417,002	42.9	359,459	38.6

Consumer:
Residential real estate first lien	205,171	21.1	205,531	22.1
Residential real estate second lien	262,958	27.1	269,727	28.9
Home equity lines	58,553	6.0	60,609	6.5
Consumer other	26,882	2.8	25,131	2.7

Total consumer	553,564	57.0	560,998	60.2

Loans receivable	970,566	99.9	920,457	98.8
Loans held-for-sale	863	0.1	10,915	1.2

Total loans	$971,429	100.0%	931,372	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets, accruing loans past due 90 days or more and restructured loans still accruing as of the dates indicated:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Nonaccrual loans – Texas (1)	$7,655	$15,167
Nonaccrual loans – Florida (1)	8,897	11,310

Total nonaccrual loans (1)	16,552	26,477
Investment in real estate – Texas	4,155	4,783
Investment in real estate – Florida	3,045	4,515

Total investment in real estate	7,200	9,298

Total nonperforming assets	$23,752	$35,775

Accruing loans past due 90 days or more	$—	$313

Restructured loans still accruing	$1,522	$804

Nonperforming assets to total loans and investment in real estate	2.43%	3.80%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $23.8 million and $35.8 million as of June 30, 2011 and December 31, 2010, a decrease of $12.0 million, or 33.6%. Our ratio of nonperforming assets to total loans and investment in real estate was 2.43% and 3.80% as of June 30, 2011 and December 31, 2010. At June 30, 2011, nonaccrual loans were $16.6 million, compared with $26.5 million at December 31, 2010, a decrease of $9.9 million, or 37.5%. Nonaccrual commercial loans consisted of two relationships which were primarily in Houston. Commercial real estate nonaccrual loans consisted of ten loans that are mostly in Florida. Construction and land nonaccrual loans consist of three relationships which are primarily in Texas. Investment in real estate was $7.2 million at June 30, 2011 compared with $9.3 million at December 31, 2010, a decrease of $2.1 million, or 22.6%. The decrease was due mainly to the sale of repossessed land in Florida. Restructured loans still accruing were $1.5 million as of June 30, 2011, compared with $804,000 as of December 31, 2010. Restructured loans still accruing consisted primarily of a commercial loan in Texas.

The following table presents information regarding nonperforming loans and the associated specific reserves within the allowance for loan losses for each loan category:

	June 30, 2011		December 31, 2010
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
	(dollars in thousands)
Commercial:
Commercial	$499	$104	$741	$189
Commercial real estate	6,434	—	4,484	—
Real estate construction	3,186	43	3,554	—

Total commercial	10,119	147	8,779	189
Consumer:
Residential real estate first lien (1)	5,866	—	10,320	2
Residential real estate second lien and home equity lines	567	—	707	372
Consumer	—	—	—	—

Total consumer	6,433	—	11,027	374
Loans held-for-sale	—	—	6,671	—

Total nonperforming loans	$16,552	$147	$26,477	$563

(1)	Written down to fair value of collateral after becoming 180 days past due.

The decrease in first mortgage loans resulted primarily from the payoff of a $4.3 million loan in Texas. The decrease in loans held-for-sale was due to the sale of a $2.3 million commercial real estate loan in Florida, the resolution of a $2.1 million commercial real estate loan in Florida, and the reclassification of several loans that were classified as held-for-sale to the loan portfolio.

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

Net charge-offs for the first six months of 2011 were $3.6 million, or 0.77% of average total loans on an annualized basis, compared with $22.8 million, or 4.33% of average total loans on an annualized basis for the first six months of 2010. Net charge-offs for the six months ended June 30, 2010 included significant charge-offs in the Florida loan portfolio.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Six Months Ended June 30, 2011	As of and for the Year Ended December 31, 2010
	(dollars in thousands)
Average total loans outstanding	$944,250	$1,046,164

Loans receivable at end of period (excluding loans held-for-sale)	$970,566	$920,457

Allowance for loan losses at beginning of period	$18,639	$26,501
Charge-offs:
Commercial:
Commercial	(308)	(965)
Commercial real estate	(1,217)	(24,527)
Real estate construction	(141)	(9,159)

Total commercial	(1,666)	(34,651)

Consumer:
Residential real estate first lien	(527)	(4,089)
Residential real estate second lien	(1,572)	(3,720)
Home equity lines	(656)	(2,030)
Consumer other	(103)	(414)

Total consumer	(2,858)	(10,253)

Total charge-offs	(4,524)	(44,904)

Recoveries:
Commercial:
Commercial	13	883
Commercial real estate	153	17
Real estate construction	149	104

Total commercial	315	1,004

Consumer:
Residential real estate first lien	264	304
Residential real estate second lien	194	226
Home equity lines	42	180
Consumer other	91	159

Total consumer	591	869

Total recoveries	906	1,873

Net charge-offs	(3,618)	(43,031)

Provision for loan losses	4,089	35,169

Allowance for loan losses at end of period	$19,110	$18,639

Ratio of net charge-offs to average loans	0.77%	4.11%
Ratio of allowance for loan losses to period end loans (excluding loans held-for-sale)	1.97	2.02
Ratio of allowance for loan losses to nonperforming loans (excluding loans held-for-sale)	115.45	94.11

Securities

Total securities were $287.6 million as of June 30, 2011, a decrease of $71.8 million, or 20.0%, compared with $359.4 million as of December 31, 2010. The decrease was due to pay downs in the securities portfolio as well as strategic sales to shorten the duration.

Deposits

Our deposits averaged $1.0 billion for the six months ended June 30, 2011, an increase of $31.7 million, or 3.2%, over average deposits (excluding held-for-sale) for the year ended December 31, 2010. As of June 30, 2011, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $781.2 million, or 74.9%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 25.1% of total deposits. As of June 30, 2010, total deposits decreased $6.9 million, or 0.7%, to $1.0 billion compared with total deposits as of December 31, 2010.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30, 2011		Year Ended December 31, 2010
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits .	$214,273	—%	$189,071	—%
Interest checking	163,255	0.21	146,863	0.28
Money market and savings	278,177	0.42	264,227	0.67
Time deposits less than $100,000	109,829	2.20	129,365	2.40

Core deposits	765,534	0.51	729,526	0.72

Time deposits $100,000 and greater	244,973	1.93	250,035	2.20
Brokered deposits	24,631	2.26	23,836	2.58

Subtotal	1,035,138	0.89	1,003,397	1.14
Noninterest-bearing deposits held-for-sale	—	—	16,188	—
Interest-bearing deposits held-for-sale	—	—	190,157	1.69

Total deposits	$1,035,138	0.89%	$1,209,742	1.21%

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

Our borrowings and repurchase agreements were $222.9 million as of June 30, 2011. The outstanding balance as of June 30, 2011 includes $208.0 million in long term advances and $14.9 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

We increased our borrowings and repurchase agreements $3.1 million, or 1.4%, to $222.9 million as of June 30, 2011 from $219.8 million as of December 31, 2010.

The following table summarizes our two issues of junior subordinated debentures outstanding as of June 30, 2011:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of June 30, 2011	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
			(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.20%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033

Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the six months ended June 30, 2011, our year-to-date average deposits were $1.0 billion, or 71.1% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $5.1 million, or 3.0%, to $171.4 million as of June 30, 2011 compared with $166.6 million as of December 31, 2010, primarily due to our net earnings.

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

The following table presents capital amounts and ratios for us and Encore Bank as of June 30, 2011:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$134,725	9.67%	$55,750	4.00%	N/A	N/A
Tier 1 risk-based	134,725	13.23	40,727	4.00	N/A	N/A
Total risk-based	147,542	14.49	81,453	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$125,399	8.99%	$55,808	4.00%	$69,760	5.00%
Tier 1 risk-based	125,399	12.34	40,641	4.00	60,961	6.00
Total risk-based	138,199	13.60	81,281	8.00	101,601	10.00

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

(b) Changes in Internal Control over Financial Reporting

During the second quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2011. These shares were delivered to us by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.

ISSUER PURCHASES OF EQUITY SECURITIES

Month in 2011	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	18,909	$12.25	—	—
May	575	12.10	—	—
June	—	—	—	—

Total (1)	19,484	$12.25	—	—

(1)	The 19,484 shares repurchased were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on the vesting of restricted stock or exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

3.4	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

4.3	Form of Certificate for Encore Bancshares, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

August 4, 2011	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

August 4, 2011	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer