Form 10-Q
period 2011-09-30
Encore Bancshares Inc
filed 2011-11-07
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011.

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

As of October 31, 2011, there were 11.7 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1. Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$13,797	$13,523
Interest-bearing deposits in banks	100,719	49,478
Federal funds sold and other temporary investments	1,207	1,098

Cash and cash equivalents	115,723	64,099
Securities available-for-sale, at fair value	164,735	251,784
Securities held-to-maturity, at amortized cost	102,871	107,618
Loans held-for-sale, at lower of cost or fair value	7,277	10,915

Loans receivable	978,236	920,457
Allowance for loan losses	(18,007)	(18,639)

Net loans receivable	960,229	901,818
Federal Home Loan Bank of Dallas stock, at cost	9,820	9,610
Other real estate owned	5,135	9,298
Premises and equipment, net	6,486	7,023
Cash surrender value of life insurance policies	16,363	15,935
Goodwill	35,799	35,799
Other intangible assets, net	4,694	4,716
Other assets	40,534	47,882

	$1,469,666	$1,466,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$281,981	$219,756
Interest-bearing	765,715	830,688

Total deposits	1,047,696	1,050,444
Borrowings and repurchase agreements	219,424	219,777
Junior subordinated debentures	20,619	20,619
Other liabilities	9,749	9,016

Total liabilities	1,297,488	1,299,856
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 33 shares issued at September 30, 2011 and 34 shares issued at December 31, 2010; aggregate liquidation preference of $32,914 at September 30, 2011 and $34,222 at December 31, 2010	32,914	29,500
Common stock, $1 par value, 50,000 shares authorized; 11,733 shares at September 30, 2011 and 11,479 shares at December 31, 2010 issued	11,733	11,479
Additional paid-in capital	124,250	122,678
Retained earnings	4,007	4,641
Common stock in treasury, at cost (78 shares at September 30, 2011 and 48 shares at December 31, 2010)	(823)	(455)
Accumulated other comprehensive income (loss)	97	(1,202)

Total shareholders’ equity	172,178	166,641

	$1,469,666	$1,466,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$13,966	$15,408	$41,662	$46,543
Securities	1,714	1,276	6,044	4,848
Federal funds sold and other temporary investments	162	238	358	687

Total interest income	15,842	16,922	48,064	52,078
Interest expense:
Deposits	2,142	3,525	6,716	11,402
Borrowings and repurchase agreements	2,131	2,127	6,354	6,382
Junior subordinated debentures	298	301	893	896

Total interest expense	4,571	5,953	13,963	18,680

Net interest income	11,271	10,969	34,101	33,398
Provision for loan losses	1,265	9,599	5,354	32,572

Net interest income after provision for loan losses	10,006	1,370	28,747	826
Noninterest income:
Trust and investment management fees	4,852	4,639	15,050	13,848
Insurance commissions and fees	1,545	1,524	4,572	4,651
Net gain (loss) on sale of available-for-sale securities	—	261	(95)	480
Gain on sale of branches	—	—	—	1,115
Other	618	604	1,888	1,790

Total noninterest income	7,015	7,028	21,415	21,884
Noninterest expense:
Compensation	8,464	8,503	25,584	25,692
Occupancy	1,200	1,395	3,615	4,327
Equipment	258	274	767	967
Advertising and promotion	107	146	419	480
Outside data processing	761	874	2,337	2,641
Professional fees	984	1,325	3,023	3,681
Intangible amortization	161	158	444	475
FDIC assessment	479	1,532	1,749	2,890
Other real estate owned expenses, net	1,293	4,458	2,042	6,984
Write down of assets held-for-sale	—	1,012	448	6,340
Other	1,151	1,051	2,897	3,910

Total noninterest expense	14,858	20,728	43,325	58,387

Net earnings (loss) before income taxes	2,163	(12,330)	6,837	(35,677)
Income tax expense (benefit)	262	(3,904)	1,719	(12,347)

Net earnings (loss)	$1,901	$(8,426)	$5,118	$(23,330)

Earnings (loss) available to common shareholders (1)	$(2,735)	$(8,981)	$(634)	$(24,997)

Earnings (loss) per common share:
Basic	$(0.23)	$(0.79)	$(0.05)	$(2.25)
Diluted	(0.23)	(0.79)	(0.05)	(2.25)
Average common shares outstanding	11,658	11,380	11,577	11,108
Diluted average common shares outstanding	11,658	11,380	11,577	11,108

(1)	Includes $4,102 accelerated amortization of preferred stock discount for the three months and nine months ended September 30, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2011

(Unaudited, amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2011	$29,500	11,479	$11,479	$122,678	$4,641	$(455)	$(1,202)	$166,641
Stock-based compensation cost recognized in earnings	—	—	—	1,189	—	—	—	1,189
Issuance of preferred stock	32,914	—	—	—	—	—	—	32,914
Redemption of preferred stock	(34,000)	—	—	—	—	—	—	(34,000)
Issuance of common stock	—	256	256	313	—	—	—	569
Forfeiture of restricted stock	—	(2)	(2)	2	—	—	—	—
Purchase of treasury stock (30 shares)	—	—	—	—	—	(368)	—	(368)
Excess tax benefit from stock-based compensation	—	—	—	68	—	—	—	68
Comprehensive income:
Net earnings	—	—	—	—	5,118	—	—	5,118
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred tax expense of $726 and reclassification adjustment	—	—	—	—	—	—	1,299	1,299

Total comprehensive income								6,417
Dividends on preferred stock and amortization of preferred stock discount	4,500	—	—	—	(5,752)	—	—	(1,252)

Balance at September 30, 2011	$32,914	11,733	$11,733	$124,250	$4,007	$(823)	$97	$172,178

The accompanying notes are an integral part of this condensed consolidated financial statement.

Encore Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$5,118	$(23,330)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	5,354	32,572
Write down of assets held-for-sale and other real estate owned	2,145	11,337
Depreciation and amortization, net	2,202	1,970
Stock-based compensation	1,189	1,016
(Gain) loss on sale of available-for-sale securities and other assets, net	99	(537)
Loans originated for sale in the secondary market	(11,880)	(14,187)
Proceeds from sale of mortgage loans	13,852	15,131
Other, net	6,859	(10,316)

Net cash provided by operating activities	24,938	13,656

Cash flows from investing activities:
Purchases of available-for-sale securities	(29,689)	(236,839)
Principal collected on available-for-sale securities	17,870	22,432
Proceeds from sales of available-for-sale securities	100,367	154,546
Purchases of held-to-maturity securities	(10,050)	(3,165)
Proceeds from prepayments and maturities of held-to-maturity securities	14,775	65,256
Proceeds from sales of other real estate owned	3,957	8,840
Net cash paid for sale of branches	—	(49,364)
Cash paid for acquisitions	(161)	(2,095)
Proceeds from sale of loans	2,815	—
Net increase in loans	(66,857)	(9,126)
Purchase of Federal Home Loan Bank stock, net of redemption	(182)	(6)
Purchases of premises and equipment	(346)	(213)

Net cash provided by (used in) investing activities	32,499	(49,734)

Cash flows from financing activities:
Net increase (decrease) in deposits	(2,748)	90,079
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	—	52,500
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(38)	(55,130)
Increase (decrease) in repurchase agreements	(737)	2,568
Proceeds from issuance of common stock, net of purchase of treasury stock	201	(156)
Redemption of preferred stock	(34,000)	—
Proceeds from issuance of preferred stock	32,914	—
Preferred dividend paid	(1,473)	(1,275)
Other, net	68	—

Net cash provided by (used in) financing activities	(5,813)	88,586

Net increase in cash and cash equivalents	51,624	52,508
Cash and cash equivalents at beginning of period	64,099	197,176

Cash and cash equivalents at end of period	$115,723	$249,684

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$14,093	$18,720
Income taxes paid	225	—
Noncash investing and financing activities:
Real estate acquired in satisfaction of loans	1,696	9,608
Issuance of common stock for acquisition	—	5,831
Transfer of loans held-for-sale to loans receivable	7,327	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. (on a consolidated basis referred to as the Company) is a financial holding company that was formed on March 28, 2000 and acquired Guardian Savings and Loan Association effective September 30, 2000, later renamed Encore Bank. The Company’s principal subsidiary is Encore Bank, National Association (Encore Bank), which operates as a national banking association with its main office in Houston, Texas. The Company provides trust and investment management services through Linscomb & Williams, Inc. (Linscomb & Williams), a subsidiary of Encore Bank, and the Trust Division of Encore Bank (Encore Trust). The Company provides property and casualty insurance products through its subsidiary Town & Country Insurance Agency, Inc. (Town & Country).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, Linscomb & Williams and Town & Country. The Company has made all adjustments that, in the opinion of management, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

The Company must make estimates and assumptions that affect amounts reported in these interim condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

Nature of Operations

The Company is primarily in the business of attracting deposits and investing these funds in loans and securities, as well as providing trust and investment management services and property and casualty insurance products.

The Company provides a variety of financial services through eleven private client offices located in the greater Houston area, and five wealth management offices and three insurance offices in Texas. Six private client offices in Florida were sold in 2010. The Company’s product offerings, places of business and service delivery are positioned to best meet the needs of professional firms, privately-owned businesses, investors and affluent individuals.

Adoption of Updates to the FASB Codification

On January 1, 2011, the Company adopted the following updates to the FASB Codification:

FASB ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 did not have a significant impact on the Company’s financial statements.

FASB ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

On July 1, 2011, the Company adopted FASB ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 applies retrospectively to restructurings occurring on or after January 1, 2011 and its disclosures are presented in Note C.

Pending Accounting Pronouncements

FASB ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012. The Company is currently evaluating the impact of ASU 2011-03 on its financial statements.

FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and IFRSs. ASU 2011-04 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on its financial statements.

FASB ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012.

FASB ASU No. 2011-08, “Testing Goodwill for Impairment”, amends the guidance in FASB ASC 350-20. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 is effective January 1, 2012 with early adoption permitted.

Descriptions of significant accounting policies are included in Note A to the consolidated financial statements as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

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

The changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized holding gains (losses) on available-for-sale securities arising during period	$(523)	$188	$2,120	$1,128
Reclassification adjustment for gains (losses) included in income	—	261	(95)	480

Net pre-tax gain (loss) recognized in other comprehensive income	(523)	449	2,025	1,608
Tax (expense) benefit	183	(133)	(726)	(558)

Net-of-tax impact on comprehensive income (loss)	$(340)	$316	$1,299	$1,050

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Available-for-sale:
U.S. Government securities	$117,820	$418	$—	$118,238
Securities of U.S. states and political subdivisions	2,099	58	—	2,157
Mortgage-backed securities	23,295	522	(21)	23,796
Corporate debt securities	13,967	—	(1,145)	12,822
Other securities	4,755	162	—	4,917

Total	161,936	1,160	(1,166)	161,930
Marketable equity securities	2,587	218	—	2,805
Total available-for-sale securities	$164,523	$1,378	$(1,166)	$164,735

Held-to-maturity:
U.S. Government securities	$5,000	$58	$—	$5,058
Securities of U.S. states and political subdivisions	21,964	1,823	—	23,787
Mortgage-backed securities	53,692	1,706	(5)	55,393
Corporate debt securities	12,301	1,737	—	14,038
Other securities	9,914	104	—	10,018

Total held-to-maturity securities	$102,871	$5,428	$(5)	$108,294

December 31, 2010
Available-for-sale:
U.S. Government securities	$164,226	$231	$(1,802)	$162,655
Securities of U.S. states and political subdivisions	7,950	—	(572)	7,378
Mortgage-backed securities	59,377	1,015	(248)	60,144
Corporate debt securities	13,966	—	(546)	13,420
Other securities	5,529	18	(146)	5,401

Total	251,048	1,264	(3,314)	248,998
Marketable equity securities	2,531	255	—	2,786

Total available-for-sale securities	$253,579	$1,519	$(3,314)	$251,784

Held-to-maturity:
U.S. Government securities	$5,000	—	—	$5,000
Securities of U.S. states and political subdivisions	21,992	98	(519)	21,571
Mortgage-backed securities	58,286	706	(5)	58,987
Corporate debt securities	17,212	1,840	—	19,052
Other securities	5,128	—	—	5,128

Total held-to-maturity securities	$107,618	$2,644	$(524)	$109,738

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

The Company owns certain debt securities with unrealized losses as of September 30, 2011 and December 31, 2010. These securities, with unrealized losses segregated by length of impairment at period end, were as follows:

Description of Securities	Whole Number of Securities	Fair Value	Unrealized Losses
September 30, 2011
Less than 12 months
Available-for-sale:
Corporate debt securities	3	$7,940	$(1,027)

More than 12 months
Available-for-sale:
Mortgage-backed securities	2	$2,275	$(21)
Corporate debt securities	1	4,882	(118)

Total available-for-sale securities	3	$7,157	$(139)

Held-to-maturity:
Mortgage-backed securities	4	$799	$(5)

December 31, 2010
Less than 12 months
Available-for-sale:
U.S. Government securities	9	$42,840	$(1,802)
Securities of U.S. states and political subdivisions	9	7,378	(572)
Mortgage-backed securities	5	13,517	(248)
Corporate debt securities	4	13,420	(546)
Other securities	1	4,818	(146)

Total available-for-sale securities	28	$81,973	$(3,314)

Held-to-maturity:
Securities of U.S. states and political subdivisions	14	$8,898	$(519)
Mortgage-backed securities	1	279	(1)

Total held-to-maturity securities	15	$9,177	$(520)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	3	$540	$(4)

The Company does not believe any of the above securities are impaired due to credit quality. These securities have unrealized losses primarily due to changes in market interest rates. The Company expects to recover the entire amortized cost of these securities since it does not intend to sell the securities. Additionally, it is not more likely than not that the Company will be required to sell these securities before recovery of its cost basis. Accordingly, as of September 30, 2011 and December 31, 2010, the Company believes the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying condensed consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

The following table shows the amortized cost and fair value of securities by contractual maturity at September 30, 2011. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$75,213	$75,405	$—	$—
Over one year through five years	35,205	35,349	7,624	8,647
After five years through ten years	18,967	17,827	14,727	15,499
Over ten years	9,018	9,309	26,828	28,755

Total	138,403	137,890	49,179	52,901
Mortgage-backed and marketable equity securities	26,120	26,845	53,692	55,393

Total securities	$164,523	$164,735	$102,871	$108,294

Mortgage-backed securities consist of federal agency pass-through securities and have a weighted average yield of 2.68% and 2.85% at September 30, 2011 and December 31, 2010. As of September 30, 2011, the mortgage-backed securities have contractual maturities from 2023 to 2040. Accrued interest receivable on mortgage-backed securities was $212 and $328 at September 30, 2011 and December 31, 2010.

At September 30, 2011 and December 31, 2010, securities with a carrying value of $78,354 and $76,865 were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains were $839 and $544 and gross realized losses were $934 and $64 on sales of available-for-sale securities for the nine months ended September 30, 2011 and 2010.

NOTE C – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

	September 30, 2011	December 31, 2010
Commercial:
Commercial	$194,393	$147,090
Commercial real estate	185,541	166,043
Real estate construction	52,993	46,326

Total commercial	432,927	359,459
Consumer:
Residential real estate first lien	201,485	205,531
Residential real estate second lien	258,020	269,727
Home equity lines	56,869	60,609
Consumer other	28,935	25,131

Total consumer	545,309	560,998

Loans receivable	978,236	920,457
Loans held-for-sale	7,277	10,915

Total loans	$985,513	$931,372

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

Included in loans receivable is $1,924 and $2,484 of net deferred loan origination costs and unamortized premium and discount at September 30, 2011 and December 31, 2010. Accrued interest receivable on loans was $3,207 and $3,319 at September 30, 2011 and December 31, 2010. Consumer other loans include client overdrafts of $609 and $293 as of September 30, 2011 and December 31, 2010.

The allowance for loan losses and recorded investment in loans by loan type were as follows:

	September 30, 2011
Allowance for Loan Losses:	Commercial	Commercial Real Estate	Real Estate Construction	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other	Total	September 30, 2010
Three Months Ended
Beginning balance	$4,480	$2,814	$1,840	$3,417	$4,417	$1,870	$272	$19,110	$26,675
Charge-offs	(1)	(1,212)	(64)	(319)	(623)	(398)	(14)	(2,631)	(15,735)
Recoveries	76	2	1	90	27	28	39	263	428
Provision	(629)	1,308	(70)	67	471	163	(45)	1,265	9,599

Ending balance	$3,926	$2,912	$1,707	$3,255	$4,292	$1,663	$252	$18,007	$20,967

Nine Months Ended
Beginning balance	$4,150	$2,808	$1,486	$3,355	$4,713	$1,835	$292	$18,639	26,501
Charge-offs	(309)	(2,429)	(205)	(846)	(2,195)	(1,054)	(117)	(7,155)	(39,734)
Recoveries	89	155	150	354	221	70	130	1,169	1,628
Provision	(4)	2,378	276	392	1,553	812	(53)	5,354	32,572

Ending balance	$3,926	$2,912	$1,707	$3,255	$4,292	$1,663	$252	$18,007	$20,967

Individually evaluated for impairment	$4	$248	$43	$—	$—	$—	$—	$295	$1,750
Collectively evaluated for impairment	3,922	2,664	1,664	3,255	4,292	1,663	252	17,712	19,217

Total allowance for loan losses	$3,926	$2,912	$1,707	$3,255	$4,292	$1,663	$252	$18,007	$20,967

Loans(1):
Individually evaluated for impairment	$2,466	$3,170	$2,885	$1,860	$—	$—	$—	$10,381	$25,250
Collectively evaluated for impairment	191,927	182,371	50,108	199,625	258,020	56,869	28,935	967,855	899,339

Total loans evaluated for impairment	$194,393	$185,541	$52,993	$201,485	$258,020	$56,869	$28,935	$978,236	$924,589

(1)	Excludes loans held-for-sale.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans:

	September 30, 2011	December 31, 2010
Impaired loans on nonaccrual without a valuation allowance	$4,617	$14,109
Impaired loans on nonaccrual with a valuation allowance	4,331	561
Impaired loans still accruing with a valuation allowance	1,433	507

Total impaired loans (1)	$10,381	$15,177

Valuation allowance related to impaired loans	$295	$563

Total nonaccrual loans	$18,053	$26,477

Total accruing loans past due 90 days or more	$—	$313

Restructured loans still accruing	$1,706	$804

(1)	Does not include loans in the total of nonaccrual loans which are not evaluated separately for impairment and loans held-for-sale.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The Company individually assesses and evaluates for impairment certain nonaccrual commercial loans over $100 and commercial loans collateralized by real estate over $250 as well as certain consumer loans collateralized by real estate. The impairment measurement is based primarily on the collateral value method.

The average investment in impaired loans was $10,924 and $29,163 for the nine months ended September 30, 2011 and 2010. Interest income recognized after a loan is impaired is not material. No additional funds are committed to be advanced in connection with impaired loans.

The age analysis of loans is as follows:

	Loans Past Due and Still Accruing
September 30, 2011	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans (1)	Current Loans	Total Loans (1)
Commercial	$464	$45	$—	$509	$1,078	$192,806	$194,393
Commercial real estate	—	—	—	—	3,381	182,160	185,541
Real estate construction	—	—	—	—	2,885	50,108	52,993

Total commercial	464	45	—	509	7,344	425,074	432,927

Residential real estate first lien	2,300	368	—	2,668	5,560	193,257	201,485
Residential real estate second lien	320	274	—	594	281	257,145	258,020
Home equity lines	550	—	—	550	—	56,319	56,869
Consumer other	1,028	51	—	1,079	—	27,856	28,935

Total consumer	4,198	693	—	4,891	5,841	534,577	545,309

Total	$4,662	$738	$—	$5,400	$13,185	$959,651	$978,236

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

	Loans Past Due and Still Accruing
December 31, 2010	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans (1)	Current Loans	Total Loans (1)
Commercial	$7	$338	$313	$658	$741	$145,691	$147,090
Commercial real estate	239	1,417	—	1,656	4,484	159,903	166,043
Real estate construction	—	—	—	—	3,554	42,772	46,326

Total commercial	246	1,755	313	2,314	8,779	348,366	359,459

Residential real estate first lien	311	347	—	658	10,320	194,553	205,531
Residential real estate second lien	671	192	—	863	707	268,157	269,727
Home equity lines	306	149	—	455	—	60,154	60,609
Consumer other	742	45	—	787	—	24,344	25,131

Total consumer	2,030	733	—	2,763	11,027	547,208	560,998

Total	$2,276	$2,488	$313	$5,077	$19,806	$895,574	$920,457

(1)	Excludes loans held-for-sale.

The following table presents additional information regarding individually evaluated impaired loans:

	September 30, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$800	$855	$—	$551	$574	$—
Commercial real estate	1,957	3,264	—	4,154	5,321	—
Real estate construction	—	—	—	3,411	6,024	—
Residential real estate first lien	1,860	3,657	—	5,993	7,393	—
With an allowance recorded:
Commercial	$1,666	$1,701	$4	$189	$189	$189
Commercial real estate	1,213	1,229	248	—	—	—
Real estate construction	2,885	4,861	43	—	—	—
Residential real estate first lien	—	—	—	507	507	2
Residential real estate second lien	—	—	—	372	372	372
Total:
Commercial	$8,521	$11,910	$295	$8,305	$12,108	$189
Consumer	1,860	3,657	—	6,872	8,272	374

	$10,381	$15,567	$295	$15,177	$20,380	$563

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

The credit risk profile of commercial loans aggregated by internally assigned grade is as follows:

	September 30, 2011			December 31, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Commercial	Commercial Real Estate	Real Estate Construction
Grade:
Pass	$181,396	$168,822	$45,951	$130,030	$134,726	$30,454
Watch	4,082	5,609	39	5,074	10,464	6,154
Special Mention	2,935	5,098	1,520	3,309	4,475	1,100
Substandard accruing	4,902	2,631	2,598	7,936	11,894	5,064
Substandard nonaccrual	845	3,218	2,885	552	4,484	3,554
Doubtful nonaccrual	233	163	—	189	—	—

Total	$194,393	$185,541	$52,993	$147,090	$166,043	$46,326

The credit risk profile of consumer loans (classified as nonaccrual when 90 days or more past due) based on payment activity is as follows:

September 30, 2011	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other
Performing	$195,925	$257,739	$56,869	$28,935
Nonaccrual	5,560	281	—	—

Total	$201,485	$258,020	$56,869	$28,935

December 31, 2010
Performing	$195,211	$269,020	$60,609	$25,131
Nonaccrual	10,320	707	—	—

Total	$205,531	$269,727	$60,609	$25,131

Troubled Debt Restructurings

As discussed in Note A, the Company adopted ASU 2011-02 as of July 1, 2011. As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings. Troubled debt restructurings are set forth in the following table:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Whole Number of Contracts	Amount	Whole Number of Contracts	Amount
Commercial	—	$—	1	$1,456
Commercial real estate	—	—	1	274
Residential real estate first lien	—	—	1	473
Residential real estate second lien	—	—	1	189
Consumer other	1	102	1	102

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

The Company’s troubled debt restructurings were primarily the result of extending the maturity date of the loans. The Company did not forgive any principal or interest on any restructured loan. The restructured commercial and consumer other loans were accruing at the time of the modification and at September 30, 2011. All of the other modifications were on nonaccrual at the time of the modifications and at September 30, 2011. The modifications did not have any significant impact on the Company’s determination of the allowance for loan losses. As of September 30, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

NOTE D – REGULATORY MATTERS

Encore Bancshares and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of September 30, 2011, are set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$135,983	9.34%	$58,249	4.00%	N/A	N/A
Encore Bank, N.A.	128,404	8.82	58,240	4.00	$72,800	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$135,983	13.37%	$40,686	4.00%	N/A	N/A
Encore Bank, N.A	128,404	12.64	40,646	4.00	$60,969	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$148,773	14.63%	$81,373	8.00%	N/A	N/A
Encore Bank, N.A.	141,191	13.89	81,293	8.00	$101,616	10.00%

NOTE E – PREFERRED STOCK

On September 27, 2011 (issuance date), the Company issued 33 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, with a liquidation value of $1,000 per share (Series B Preferred Stock) to the Secretary of the Treasury (Secretary) for $32,914 in cash. Non-cumulative dividends on the Series B Preferred Stock are paid quarterly and will accrue on the liquidation preference at a rate based on changes in the level of Qualified Small Business Lending (QSBL) of Encore Bank. The Series B Preferred Stock has no maturity date and ranks senior to common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series B Preferred Stock generally is non-voting, except in limited circumstances that could impact the rights and preferences of the Series B Preferred Stock.

Based on Encore Bank’s initial QSBL at March 31, 2011 compared with a baseline QSBL measured on July 1, 2010, the dividend rate on the Series B Preferred Stock has been set at 4.76% for September 27 through September 30, 2011. The dividend rate will be 1.97% in the fourth quarter of 2011. For the second through the tenth quarters following the issuance date, the dividend rate will fluctuate between 1% and 5% based on Encore Banks’s QSBL, and for the eleventh quarter through 4.5 years after the issuance date, the dividend rate will be fixed at between 1% and 7%. Thereafter, the dividend rate is 9%. If the Company has not declared and paid an aggregate of five dividend payments, whether or not consecutive, the holder of the Series B Preferred Stock will have the right, but not the obligation, to appoint a representative as an “observer” on the Company’s Board of Directors. If the Company has not declared and paid an aggregate of six dividend payments, whether or not consecutive, the holder of the Series B Preferred Stock will have the right, but not the obligation, to elect two directors to the Company’s Board of Directors.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

The Series B Preferred Stock may be redeemed by the Company at any time, at a redemption price of $1,000 per share plus accrued but unpaid dividends to the date of redemption, subject to the approval of the Company’s federal banking regulator. The Series B Preferred Stock may be redeemed in whole or in part, subject to a minimum redemption of at least 25% of the original aggregate liquidation value, or $8,229.

The terms of the Series B Preferred Stock impose limits on the Company’s ability to pay dividends on and repurchase shares of its common stock and other securities. More specifically, if the Company fails to declare and pay dividends on the Series B Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment, the Company may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the Series B Preferred Stock, except in very limited circumstances. Additionally, under the terms of the Series B Preferred Stock, the Company may declare and pay dividends on its common stock or any other stock junior to the Series B Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, the Company’s Tier 1 Capital is 90% of the issuance date Tier 1 Capital, as adjusted. If any Series B Preferred Stock remains outstanding on the tenth anniversary of the issuance date, the Company may not pay further dividends on its common stock or any other junior stock until the Series B Preferred Stock is redeemed in full.

In connection with the issuance of the Series B Preferred Stock, the Company redeemed its Series A Preferred Stock from the United States Department of the Treasury (Treasury) on September 27, 2011 for $34,000 plus accrued dividends of $198. As a result, accelerated amortization of the discount on Series A Preferred Stock was $4,102 in the third quarter of 2011, which reduced earnings available to common shareholders. As a result of its redemption of the Series A Preferred Stock, the Company is no longer subject to the limits on executive compensation and its ability to pay dividends and repurchase shares as stipulated under the terms of the Series A Preferred Stock.

Treasury also holds a warrant to purchase 364 shares of the Company’s common stock expiring December 5, 2018 at an exercise price of $14.01 per share.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company is a defendant in legal actions arising from transactions conducted in the ordinary course of business. The Company believes, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on its condensed consolidated financial statements.

In the normal course of business, the Company enters into various credit related financial instruments with off-balance sheet risk to meet the financing needs of clients. These financial instruments principally include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated balance sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual notional amount of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. The credit risk involved and collateral required in issuing letters of credit are essentially the same as those involved in extending loan facilities to clients.

Commitments to extend credit were $206,061 at September 30, 2011 and $173,352 at December 31, 2010. Standby letters of credit were $4,093 at September 30, 2011 and $6,816 at December 31, 2010.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

NOTE G – EARNINGS PER COMMON SHARE

The factors used in the earnings (loss) per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Earnings (loss) available to common shareholders	$(2,735)	$(8,981)	$(634)	$(24,997)
Average common shares outstanding, including nonvested restricted stock	11,658	11,380	11,577	11,108
Per Share	$(0.23)	$(0.79)	$(0.05)	$(2.25)
Diluted:
Average common shares outstanding	11,658	11,380	11,577	11,108
Add: Net effect of the assumed exercise of stock options	—	—	—	—

Diluted average common shares outstanding	11,658	11,380	11,577	11,108
Per Share	$(0.23)	$(0.79)	$(0.05)	$(2.25)
Anti-dilutive stock options and warrants not included in treasury stock method computation	882	1,321	929	1,333
Preferred dividends deducted from net earnings (loss) (1)	4,636	555	5,752	1,667

(1)	Includes $4,102 accelerated amortization of preferred stock discount for the three months and nine months ended September 30, 2011.

No dividends have been declared on our common stock.

NOTE H – FAIR VALUE OF ASSETS AND LIABILITIES

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as certain loans, goodwill and other intangible assets and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write downs of individual assets.

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

The tables below present the balances of assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011
Description	Total	Level 1	Level 2
U.S. Government securities	$118,238	$110,754	$7,484
Securities of U.S. states and political subdivisions	2,157	—	2,157
Mortgage-backed securities	23,796	—	23,796
Corporate debt securities	12,822	—	12,822
Other securities	7,722	3,048	4,674

Total available-for-sale securities	$164,735	$113,802	$50,933

	December 31, 2010
Description	Total	Level 1	Level 2
U.S. Government securities	$162,655	$145,009	$17,646
Securities of U.S. states and political subdivisions	7,378	—	7,378
Mortgage-backed securities	60,144	—	60,144
Corporate debt securities	13,420	—	13,420
Other securities	8,187	3,370	4,817

Total available-for-sale securities	$251,784	$148,379	$103,405

At September 30, 2011, the fair value of investment in available-for-sale Level 2 U.S. Government securities was $7,484. The investments were comprised of $5,006 fixed-rate U.S. agency securities with a weighted average coupon rate of 2.0% and a weighted average life of 1.7 years and $2,478 variable-rate SBA pool securities with a weighted average coupon rate of 3.3% and a weighted average life of 4.9 years. To estimate their value and the value of other available-for-sale securities discussed below, the Company used a third party broker to value the securities using standard market matrix pricing for similar securities.

At September 30, 2011, the fair value of investment in available-for-sale Level 2 securities of U.S. states and political subdivisions was $2,157. The investments were comprised of fixed-rate securities issued by municipal entities in Texas, with a weighted average coupon rate of 5.7% and a weighted average life of 7.7 years.

At September 30, 2011, the fair value of investment in available-for-sale Level 2 mortgage-backed securities was $23,796. These investments were comprised of $7,453 fixed-rate GNMA and FNMA backed securities with a weighted average coupon rate of 4.0% and a weighted average life of 2.9 years and $16,343 variable-rate GNMA and FNMA backed securities with a weighted average coupon rate of 2.7% and a weighted average life of 3.5 years.

At September 30, 2011, the fair value of investment in available-for-sale Level 2 corporate debt securities was $12,822. The investments were comprised of $6,180 fixed-rate corporate bonds with a weighted average coupon rate of 5.3% and a weighted average life of 8.9 years and $6,642 variable-rate corporate bonds with a weighted average coupon rate of 6.3% and a weighted average life of 8.9 years.

At September 30, 2011, the fair value of investment in available-for-sale Level 2 other securities was $4,674. The investments were comprised of fixed-rate collateralized mortgage obligations with a weighted average coupon rate of 2.0% and a weighted average life of 3.8 years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

For assets measured at fair value on a nonrecurring basis during 2011 that were still held on the balance sheet at September 30, 2011, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 2	Level 3	Losses for the Nine Months Ended September 30, 2011
Loans held-for-sale	$6,351	$6,351	$—	$2,016
Loans	5,958	—	5,958	650
Other real estate owned	5,135	—	5,135	1,456

Total	$17,444	$6,351	$11,093	$4,122

Upon transfer to held-for-sale, loans were written down to their expected purchase price, resulting in an impairment charge of $2,016 against the allowance for loan losses. The Company wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $650 against the allowance for loan losses. The Company wrote down certain other real estate owned properties to their appraised value less estimated costs to sell resulting in an impairment charge of $1,456, which was included in earnings for the period.

For assets measured at fair value on a nonrecurring basis during 2010 that were still held on the balance sheet at December 31, 2010, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end:

Description	Total	Level 3	Losses for the Year Ended December 31, 2010
Loans held-for-sale	$9,615	$9,615	$7,738
Loans	10,042	10,042	6,782
Other real estate owned	9,298	9,298	3,479

Total	$28,955	$28,955	$17,999

During the year ended December 31, 2010, loans held-for-sale as of December 31, 2010, were written down $7,738 based on third party valuations.

The Company wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $4,459 against the allowance for loan losses. An additional $2,323 was recorded as noninterest expense related to loans reclassified from held-for-sale to loans receivable. The Company wrote down certain other real estate owned properties to their appraised value less estimated costs to sell resulting in an impairment charge of $3,479, which was included in earnings for the period.

Under FASB ASC 820, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC 820.

Fair value measurements where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

The following table summarizes the carrying values and estimated fair values of certain financial instruments:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Securities held-to-maturity	$102,871	$108,294	$107,618	$109,738
Loans receivable, net	960,229	992,954	901,818	925,426
Accrued interest receivable	4,506	4,506	5,191	5,191

Financial liabilities:
Time deposits	$352,925	$355,690	$378,342	$380,223
Borrowings and repurchase agreements	219,424	239,207	219,777	235,220
Accrued interest payable	1,024	1,024	1,154	1,154
Junior subordinated debentures	20,619	21,000	20,619	21,305

The summary above excludes financial assets and liabilities for which the carrying amount approximates estimated fair value. For financial assets, these include cash and cash equivalents, securities available-for-sale, loans held-for-sale and Federal Home Loan Bank of Dallas stock. For financial liabilities, these include noninterest-bearing, interest checking and money market and savings deposits.

NOTE I – SEGMENT INFORMATION

The Company has three lines of business which are banking, wealth management and insurance, that are delineated by the products and services that each segment offers. The segments are managed separately with different clients, employees, systems, risks and marketing strategies. Banking includes commercial and private client banking services. Wealth management provides personal wealth management services through Encore Trust, a division of Encore Bank, and Linscomb & Williams, and insurance includes the selling of property and casualty insurance products by Town & Country.

Revenues, expenses, and assets are recorded by each line of business, and the Company separately reviews financial information. In addition to direct expenses, each line of business was allocated certain general corporate expenses such as executive administration, accounting, internal audit, and human resources based on the average asset level of the operating segment. Activities that are not directly attributable to the reportable operating segments, including the elimination of intercompany transactions, are presented under “Other”.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except per share amounts)

Financial results by operating segment were as follows:

	Banking	Wealth Management	Insurance	Other	Consolidated
For the three months ended September 30, 2011
Net interest income (expense)	$11,558	$10	$1	$(298)	$11,271
Provision for loan losses	1,265	—	—	—	1,265
Noninterest income	574	4,884	1,557	—	7,015
Noninterest expense	9,923	3,691	1,244	—	14,858

Earnings (loss) before income taxes	944	1,203	314	(298)	2,163
Income tax expense (benefit)	258	426	111	(533)	262

Net earnings	$686	$777	$203	$235	$1,901

Total assets at September 30, 2011	$1,473,144	$55,951	$7,923	$(67,352)	$1,469,666
For the three months ended September 30, 2010
Net interest income (expense)	$11,231	$34	$5	$(301)	$10,969
Provision for loan losses	9,599	—	—	—	9,599
Noninterest income	857	4,638	1,533	—	7,028
Noninterest expense	16,133	3,442	1,153	—	20,728

Earnings (loss) before income taxes	(13,644)	1,230	385	(301)	(12,330)
Income tax expense (benefit)	(4,370)	438	134	(106)	(3,904)

Net earnings (loss)	$(9,274)	$792	$251	$(195)	$(8,426)

Total assets at September 30, 2010	$1,650,297	$63,933	$9,063	$(72,631)	$1,650,662
For the nine months ended September 30, 2011
Net interest income (expense)	$34,939	$50	$5	$(893)	$34,101
Provision for loan losses	5,354	—	—	—	5,354
Noninterest income	1,638	15,105	4,672	—	21,415
Noninterest expense	28,834	10,857	3,634	—	43,325

Earnings (loss) before income taxes	2,389	4,298	1,043	(893)	6,837
Income tax expense (benefit)	577	1,516	367	(741)	1,719

Net earnings (loss)	$1,812	$2,782	$676	$(152)	$5,118

Total assets at September 30, 2011	$1,473,144	$55,951	$7,923	$(67,352)	$1,469,666
For the nine months ended September 30, 2010
Net interest income (expense)	$34,164	$115	$15	$(896)	$33,398
Provision for loan losses	32,572	—	—	—	32,572
Noninterest income	3,304	13,849	4,731	—	21,884
Noninterest expense	44,555	10,551	3,281	—	58,387

Earnings (loss) before income taxes	(39,659)	3,413	1,465	(896)	(35,677)
Income tax expense (benefit)	(13,757)	1,211	513	(314)	(12,347)

Net earnings (loss)	$(25,902)	$2,202	$952	$(582)	$(23,330)

Total assets at September 30, 2010	$1,650,297	$63,933	$9,063	$(72,631)	$1,650,662

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Encore Bancshares, Inc. (on a consolidated basis referred to as we, the Company or our) is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. We are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), eleven private client offices in the greater Houston market. Six private client offices in Florida were sold in 2010. We also operate five wealth management offices and three insurance offices in Texas. As of September 30, 2011, we reported, on a consolidated basis, total assets of $1.5 billion, total loans of $985.5 million, total deposits of $1.0 billion, shareholders’ equity of $172.2 million and $2.7 billion in assets under management.

Issuance of Series B Preferred Stock; Redemption of Series A Preferred Stock

On September 27, 2011, we entered into a Securities Purchase Agreement (Purchase Agreement) with the Secretary of the Treasury (Secretary) under the Small Business Lending Fund program pursuant to which we issued and sold to the Secretary 32,914 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, with a liquidation value of $1,000 per share (Series B Preferred Stock), for an aggregate purchase price of $32.9 million. The Series B Preferred Stock qualifies as Tier 1 capital. Non-cumulative dividends are payable quarterly and the dividend rate will fluctuate based on changes in the level of Qualified Small Business Lending (QSBL) by Encore Bank, compared with Encore Bank’s baseline QSBL level.

Also on September 27, 2011, using the proceeds from the issuance of the Series B Preferred Stock, we redeemed all 34,000 outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (Series A Preferred Stock), for a redemption price of $34.0 million, plus accrued but unpaid dividends to the date of redemption of $198,000. The Series A Preferred Stock was issued to the United States Department of the Treasury (Treasury) in December 2008 in connection with our participation in the TARP Capital Purchase Program. Treasury also holds a warrant to purchase 364,025 shares of our common stock over a ten-year term at an exercise price of $14.01 per share.

Recent Developments

In October 2011, we resolved $4.1 million in Florida nonperforming commercial real estate loans. In addition, we sold a $3.2 million Texas residential property included in other real estate owned. As a result, nonperforming assets were reduced approximately $7.3 million in October 2011.

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

Results of Operations

Net earnings for the quarter ended September 30, 2011 were $1.9 million, compared with a net loss of $8.4 million for the quarter ended September 30, 2010. After deducting preferred dividends, including a $4.1 million accelerated preferred stock discount, the loss per diluted common share for the third quarter of 2011 was $0.23, compared with a loss per diluted common share of $0.79 for the comparable period of 2010. The 2010 loss was due primarily to credit costs related to the Florida market.

We posted a return on average common equity of (7.62)% and (24.02)%, a return on average assets of 0.50% and (2.01)%, and an efficiency ratio of 80.37% and 110.27% for the quarters ended September 30, 2011 and 2010. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles and write down of assets held-for-sale) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities and gain on sale of branches).

Net earnings for the nine months ended September 30, 2011 were $5.1 million, compared with a net loss of $23.3 million for the same period of 2010. After preferred dividends, the loss per diluted common share for the nine months ended September 30, 2011 was $0.05 compared with a loss per diluted common share of $2.25 for the same period of 2010. The 2010 loss was due primarily to credit costs and write downs of assets held-for-sale in Florida. We posted a return on average common equity of (0.61)% and (21.45)%, a return on average assets of 0.46% and (1.91)%, and an efficiency ratio of 76.30% and 96.06% for the nine months ended September 30, 2011 and 2010.

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

Net interest income on a taxable-equivalent basis (TE) was $11.4 million for the three months ended September 30, 2011, an increase of $293,000, or 2.6%, compared with the third quarter of 2010. Interest earning assets were $1.4 billion for the third quarter of 2011, a decrease of $147.6 million, compared with the same period of 2010, due to the sale of our Florida operations. The net interest margin (TE) increased 37 basis points to 3.20% for the same comparison period. The increase in margin was primarily due to the improvement in balance sheet mix as temporary investments decreased and higher costing deposits decreased due to the sale of our Florida operations. In addition, we have been able to further reduce our cost of deposits, which has included lower pricing as well as a shift from interest-bearing deposits to noninterest-bearing deposits. Average noninterest-bearing deposits (excluding held-for-sale) were $295.8 million for the third quarter of 2011, a $75.7 million, or 34.4%, increase compared with the same period of 2010.

Net interest income (TE) was $34.4 million for the nine months ended September 30, 2011, an increase of $673,000, or 2.0%, compared with the same period of 2010. Interest earning assets were $1.4 billion for the nine months ended September 30, 2011, a decrease of $164.5 million, compared with the same period of 2010. For the nine months ended September 30, 2011, the net interest margin (TE) was 3.37%, an increase of 42 basis points, compared with the same period of 2010. The increase in margin was due primarily to the improved balance sheet mix and an interest recovery of $418,000 during 2011 for a lending relationship in Texas that had been on nonaccrual. Average noninterest-bearing deposits (excluding held-for-sale) were $241.8 million for the nine months ended September 30, 2011, a $63.2 million, or 35.4%, increase compared with the same period of 2010.

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

Taxable-Equivalent Yield Analysis

	Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$973,060	$14,012	5.71%	$1,056,657	$15,466	5.81%
Securities - TE yield (1)	275,900	1,778	2.56	209,365	1,337	2.53
Federal funds sold and other	160,000	162	0.40	290,541	238	0.32

Total interest-earning assets - TE yield (1)	1,408,960	15,952	4.49	1,556,563	17,041	4.34
Less: Allowance for loan losses	(19,429)			(27,144)
Noninterest-earning assets	122,940			128,197
Noninterest-earning assets held-for-sale	—			4,196

Total assets	$1,512,471			$1,661,812

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$170,534	$66	0.15%	$139,820	$90	0.26%
Money market and savings	257,040	179	0.28	279,084	442	0.63
Time deposits	364,946	1,897	2.06	410,318	2,295	2.22
Interest-bearing deposits held-for-sale	—	—		171,805	698	1.61

Total interest-bearing deposits	792,520	2,142	1.07	1,001,027	3,525	1.40
Borrowings and repurchase agreements	223,258	2,131	3.79	220,068	2,127	3.83
Junior subordinated debentures	20,619	298	5.73	20,619	301	5.79

Total interest-bearing liabilities	1,036,397	4,571	1.75	1,241,714	5,953	1.90

Noninterest-bearing liabilities:
Noninterest-bearing deposits	295,823			220,166
Noninterest-bearing deposits held-for-sale	—			14,983
Other liabilities	7,975			7,132
Other liabilities held-for-sale	—			216

Total liabilities	1,340,195			1,484,211
Shareholders’ equity	172,276			177,601

Total liabilities and shareholders’ equity	$1,512,471			$1,661,812

Net interest income TE (1)		$11,381			$11,088

Net interest spread TE (1)			2.74%			2.44%
Net interest margin TE (1)			3.20%			2.83%
Net interest income		$11,271			$10,969
Taxable-equivalent adjustment		110			119

Net interest income on taxable-equivalent basis		$11,381			$11,088

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.

Taxable-Equivalent Yield Analysis

	Nine Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans - TE yield (1)	$953,959	$41,811	5.86%	$1,060,214	$46,731	5.89%
Securities - TE yield (1)	314,990	6,234	2.65	208,767	5,029	3.22
Federal funds sold and other	97,697	358	0.49	262,161	687	0.35

Total interest-earning assets - TE yield (1)	1,366,646	48,403	4.74	1,531,142	52,447	4.58
Less: Allowance for loan losses	(19,087)			(26,206)
Noninterest-earning assets	127,205			125,579
Noninterest-earning assets held-for-sale (2)	—			5,340

Total assets	$1,474,764			$1,635,855

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$165,708	$238	0.19%	$146,185	$325	0.30%
Money market and savings	271,054	762	0.38	252,601	1,395	0.74
Time deposits	374,551	5,716	2.04	408,831	7,111	2.33
Interest-bearing deposits held-for-sale (2)	—	—		197,668	2,571	1.74

Total interest-bearing deposits	811,313	6,716	1.11	1,005,285	11,402	1.52
Borrowings and repurchase agreements	223,726	6,354	3.80	219,871	6,382	3.88
Junior subordinated debentures	20,619	893	5.79	20,619	896	5.81

Total interest-bearing liabilities	1,055,658	13,963	1.77	1,245,775	18,680	2.00

Noninterest-bearing liabilities:
Noninterest-bearing deposits	241,755			178,591
Noninterest-bearing deposits held-for-sale (2)	—			16,667
Other liabilities	7,847			9,612
Other liabilities held-for-sale (2)	—			257

Total liabilities	1,305,260			1,450,902
Shareholders’ equity	169,504			184,953

Total liabilities and shareholders’ equity	$1,474,764			$1,635,855

Net interest income TE (1)		$34,440			$33,767

Net interest spread TE (1)			2.97%			2.58%
Net interest margin TE (1)			3.37%			2.95%
Net interest income		$34,101			$33,398
Taxable-equivalent adjustment		339			369

Net interest income on taxable-equivalent basis		$34,440			$33,767

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal tax rate.
(2)	In the first quarter of 2010, assets and liabilities held-for-sale are assumed to be outstanding for the entire quarter.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $1.3 million and $5.4 million for the three months and nine months ended September 30, 2011, compared with $9.6 million and $32.6 million for the same periods of 2010. The change in the provision primarily reflects the amount we considered necessary to absorb estimated losses incurred in the loan portfolio. The provision for loan losses in the first nine months of 2011 includes the impact of the sale of our Florida operations and the reduced concentration of loans in Florida, as well as the lower level of nonaccrual loans in 2011 compared with 2010.

Noninterest Income

Noninterest income represented 38.57% and 39.59% of total revenue for the nine months ended September 30, 2011 and 2010.

Noninterest income was approximately the same for the three months ended September 30, 2011, compared with the same period in 2010. Trust and investment management fees increased $213,000, or 4.6%, in 2011. Security gains decreased $261,000 from 2010 to 2011.

Noninterest income decreased $469,000, or 2.1%, to $21.4 million for the nine months ended September 30, 2011, compared with the same period in 2010. The decrease was due primarily to a nonrecurring $1.1 million gain on the sale of two Florida branches and $480,000 in securities gains in 2010. However, trust and investment management fees increased $1.2 million, or 8.7%, in 2011.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Trust and investment management fees	$4,852	$4,639	$15,050	$13,848
Insurance commissions and fees	1,545	1,524	4,572	4,651
Net gain (loss) on sale of available-for-sale securities	—	261	(95)	480
Gain on sale of branches	—	—	—	1,115
Other	618	604	1,888	1,790

Total noninterest income	$7,015	$7,028	$21,415	$21,884

Noninterest Expense

Noninterest expense was $14.9 million for the three months ended September 30, 2011, a decrease of $5.9 million, compared with the same period of 2010. The decrease in noninterest expense was due to a combination of lower occupancy, professional fees, other real estate owned expenses and write down of assets held-for-sale. These decreases were largely a result of the sale of our Florida operations in 2010, which resulted in lower operating expense and improvements in credit costs. In addition, the FDIC assessment was lower due to combination of a lower rate imposed by the FDIC and lower deposit balances as a result of the sale of our Florida operations.

Noninterest expense was $43.3 million for the first nine months of 2011, a decrease of $15.1 million, compared with the same period of 2010. Significant decreases included occupancy, other real estate owned expenses and write down of assets held-for-sale. Most of these decreases were related to the sale of our Florida operations. In addition, other expense decreased due in part to a lower provision for unfunded loan commitments.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Compensation	$8,464	$8,503	$25,584	$25,692
Non-staff expenses:
Occupancy	1,200	1,395	3,615	4,327
Equipment	258	274	767	967
Advertising and promotion	107	146	419	480
Outside data processing	761	874	2,337	2,641
Professional fees	984	1,325	3,023	3,681
Intangible amortization	161	158	444	475
FDIC assessment	479	1,532	1,749	2,890
Other real estate owned expenses, net	1,293	4,458	2,042	6,984
Write down of assets held-for-sale	—	1,012	448	6,340
Other	1,151	1,051	2,897	3,910

Total noninterest expense	$14,858	$20,728	$43,325	$58,387

Income Tax Expense

The income tax provision was $262,000 for the three months ended September 30, 2011, compared with a benefit of $3.9 million for the same three months of 2010. The effective tax rate for the three months ended September 30, 2011 and 2010 was 12.1% and 31.7%. The income tax provision was $1.7 million for the nine months ended September 30, 2011, compared with a benefit of $12.3 million for the same period of 2010. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 25.1% and 34.6%. The change in the effective tax rate is primarily attributable to a discrete income tax benefit related to a prior acquisition recorded in the third quarter of 2011.

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

The following table presents the net earnings (loss) and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended September 30, 2011
Net interest income (expense)	$11,558	$10	$1	$(298)	$11,271
Provision for loan losses	1,265	—	—	—	1,265
Noninterest income	574	4,884	1,557	—	7,015
Noninterest expense	9,923	3,691	1,244	—	14,858

Earnings (loss) before income taxes	944	1,203	314	(298)	2,163
Income tax expense (benefit)	258	426	111	(533)	262

Net earnings	$686	$777	$203	$235	$1,901

Total assets at September 30, 2011	$1,473,144	$55,951	$7,923	$(67,352)	$1,469,666
Three months ended September 30, 2010
Net interest income (expense)	$11,231	$34	$5	$(301)	$10,969
Provision for loan losses	9,599	—	—	—	9,599
Noninterest income	857	4,638	1,533	—	7,028
Noninterest expense	16,133	3,442	1,153	—	20,728

Earnings (loss) before income taxes	(13,644)	1,230	385	(301)	(12,330)
Income tax expense (benefit)	(4,370)	438	134	(106)	(3,904)

Net earnings (loss)	$(9,274)	$792	$251	$(195)	$(8,426)

Total assets at September 30, 2010	$1,650,297	$63,933	$9,063	$(72,631)	$1,650,662
Nine months ended September 30, 2011
Net interest income (expense)	$34,939	$50	$5	$(893)	$34,101
Provision for loan losses	5,354	—	—	—	5,354
Noninterest income	1,638	15,105	4,672	—	21,415
Noninterest expense	28,834	10,857	3,634	—	43,325

Earnings (loss) before income taxes	2,389	4,298	1,043	(893)	6,837
Income tax expense (benefit)	577	1,516	367	(741)	1,719

Net earnings (loss)	$1,812	$2,782	$676	$(152)	$5,118

Total assets at September 30, 2011	$1,473,144	$55,951	$7,923	$(67,352)	$1,469,666
Nine months ended September 30, 2010
Net interest income (expense)	$34,164	$115	$15	$(896)	$33,398
Provision for loan losses	32,572	—	—	—	32,572
Noninterest income	3,304	13,849	4,731	—	21,884
Noninterest expense	44,555	10,551	3,281	—	58,387

Earnings (loss) before income taxes	(39,659)	3,413	1,465	(896)	(35,677)
Income tax expense (benefit)	(13,757)	1,211	513	(314)	(12,347)

Net earnings (loss)	$(25,902)	$2,202	$952	$(582)	$(23,330)

Total assets at September 30, 2010	$1,650,297	$63,933	$9,063	$(72,631)	$1,650,662

Banking

Our banking segment had net earnings of $686,000 for the three months ended September 30, 2011, compared with a net loss of $9.3 million for the same period in 2010. Net earnings for the nine months ended September 30, 2011 were $1.8 million, compared with a net loss of $25.9 million for the same period in 2010.

Net interest income for the three months ended September 30, 2011 increased $327,000, or 2.9%, compared with the same period of 2010. Net interest income for the nine months ended September 30, 2011 increased $775,000, or 2.3%, compared with the same period of 2010. Net interest income for the banking segment does not include interest expense on the subordinated debentures, which is not allocated to a business segment. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended September 30, 2011 totaled $1.3 million, compared with $9.6 million for the same period of 2010. The provision for loan losses for the nine months ended September 30, 2011 totaled $5.4 million, compared with $32.6 million for the same period of 2010. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended September 30, 2011 decreased $283,000 compared with the same period in 2010 primarily due to securities gains in 2010. Noninterest income for the nine months ended September 30, 2011 decreased $1.7 million compared with the same period of 2010. The decrease was due primarily to the gain on sale of two Florida branches and securities gains in 2010.

Noninterest expense for the three months ended September 30, 2011 decreased $6.2 million primarily due to a 2010 write down on assets held-for-sale and other real estate owned expenses. Noninterest expense for the nine months ended September 30, 2011 decreased $15.7 million compared with the same period of 2010, due to the aforementioned factors.

Wealth Management

Net earnings for the three months ended September 30, 2011 was essentially flat compared with the same period in 2010. Net earnings for the nine months ended September 30, 2011 increased $580,000, or 26.3%, compared with the same period in 2010. The increase in year-to-date earnings was due primarily to an increase in asset management fees.

Noninterest income for the three months ended September 30, 2011 increased $246,000, or 5.3%, compared with the same period in 2010. Noninterest income for the nine months ended September 30, 2011 increased $1.3 million, or 9.1%.

Noninterest expense for the three months and nine months ended September 30, 2011 compared with the same periods in 2010 increased $249,000, or 7.2%, and $306,000, or 2.9%. The increase was primarily due to increased compensation expense.

Insurance

Net earnings for the three months ended September 30, 2011 decreased $48,000 compared with the same period of 2010. Net earnings for the nine months ended September 30, 2011 decreased $276,000 compared with the same period of 2010 primarily due to the $353,000 increase in noninterest expense, which was the result of the addition of new producers.

Other

“Other” consists of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings was unchanged. A discrete tax benefit of $428,000 related to a prior acquisition was recorded in the third quarter of 2011.

Financial Condition

Our total assets were unchanged at $1.5 billion as of September 30, 2011 compared with December 31, 2010. Our loan portfolio increased $54.1 million, or 5.8%, to $985.5 million as of September 30, 2011. Our securities portfolio decreased $91.8 million, or 25.5%, to $267.6 million compared with $359.4 million as of December 31, 2010. Shareholders’ equity increased $5.5 million, or 3.3%, to $172.2 million compared with $166.6 million as of December 31, 2010.

Loan Portfolio

Our primary lending focus is to professional firms, privately-owned businesses, investors and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 43.9% of our portfolio as of September 30, 2011. Total consumer loans, which consist of residential real estate, home equity lines of credit, consumer installment-indirect and other consumer loans, made up 55.4% of our loan portfolio as of September 30, 2011. Loans held-for-sale composed 0.7% of our portfolio.

Total loans were $985.5 million as of September 30, 2011, an increase of $54.1 million, or 5.8%, compared with December 31, 2010. The increase in loans was mainly in commercial loans.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$194,393	19.7%	$147,090	15.8%
Commercial real estate	185,541	18.8	166,043	17.8
Real estate construction	52,993	5.4	46,326	5.0

Total commercial	432,927	43.9	359,459	38.6
Consumer:
Residential real estate first lien	201,485	20.5	205,531	22.1
Residential real estate second lien	258,020	26.2	269,727	28.9
Home equity lines	56,869	5.8	60,609	6.5
Consumer other	28,935	2.9	25,131	2.7

Total consumer	545,309	55.4	560,998	60.2

Loans receivable	978,236	99.3	920,457	98.8
Loans held-for-sale	7,277	0.7	10,915	1.2

Total loans	$985,513	100.0%	931,372	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets, accruing loans past due 90 days or more and restructured loans still accruing as of the dates indicated:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Nonaccrual loans – Texas (1)	$9,203	$15,167
Nonaccrual loans – Florida (1)	8,850	11,310

Total nonaccrual loans (1)	18,053	26,477
Other real estate owned – Texas	3,589	4,783
Other real estate owned – Florida	1,546	4,515

Total other real estate owned	5,135	9,298

Total nonperforming assets	$23,188	$35,775

Accruing loans past due 90 days or more	$—	$313

Restructured loans still accruing	$1,706	$804

Nonperforming assets to total loans and other real estate owned	2.34%	3.80%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $23.2 million and $35.8 million as of September 30, 2011 and December 31, 2010, a decrease of $12.6 million, or 35.2%. Our ratio of nonperforming assets to total loans and other real estate owned was 2.34% and 3.80% as of September 30, 2011 and December 31, 2010. At September 30, 2011, nonaccrual loans were $18.1 million, compared with $26.5 million at December 31, 2010, a decrease of $8.4 million, or 31.8%. Nonaccrual commercial loans consisted of 5 relationships which were primarily in Houston. Commercial real estate nonaccrual loans consisted of 10 loans that are mostly in Florida. Construction and land nonaccrual loans consist of 3 relationships which are primarily in Texas. Other real estate owned was $5.1 million at September 30, 2011 compared with $9.3 million at December 31, 2010, a decrease of $4.2 million, or 44.8%. The decrease was due mainly to the sale of repossessed land in Florida. Restructured loans still accruing were $1.7 million as of September 30, 2011, compared with $804,000 as of December 31, 2010. Restructured loans still accruing consisted primarily of a commercial loan in Texas.

The following table presents information regarding nonaccrual loans and the associated specific reserves within the allowance for loan losses for each loan category:

	September 30, 2011		December 31, 2010
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
		(dollars in thousands)
Commercial:
Commercial	$1,078	$4	$741	$189
Commercial real estate	3,381	248	4,484	—
Real estate construction	2,885	43	3,554	—

Total commercial	7,344	295	8,779	189
Consumer:
Residential real estate first lien (1)	5,560	—	10,320	2
Residential real estate second lien and home equity lines	281	—	707	372
Consumer	—	—	—	—

Total consumer	5,841	—	11,027	374
Loans held-for-sale	4,868	—	6,671	—

Total nonaccrual loans	$18,053	$295	$26,477	$563

(1)	Written down to fair value of collateral after becoming 180 days past due.

The decrease in first mortgage loans resulted primarily from the payoff of a $4.3 million loan in Texas. The decrease in commercial real estate loans was due to the resolution of several loans mostly in Florida. The decrease in loans held-for-sale was due to the sale of a $2.3 million commercial real estate loan in Florida and the resolution of a $2.1 million commercial real estate loan in Florida. These decreases were offset by the classification of a $2.6 million Florida commercial real estate loan to held-for-sale, which was subsequently sold in October 2011.

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

Allowance for Loan Losses

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level which we believe is adequate to absorb all estimated losses on loans inherent in the loan portfolio. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged-off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions, which includes the current weakness in the areas of Florida in which we hold loans. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

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

Net charge-offs for the first nine months of 2011 were $6.0 million, or 0.84% of average total loans on an annualized basis, compared with $38.1 million, or 4.81% of average total loans on an annualized basis for the first nine months of 2010. Net charge-offs for the nine months ended September 30, 2010 included significant charge-offs in the Florida loan portfolio.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2011	As of and for the Year Ended December 31, 2010
	(dollars in thousands)
Average total loans outstanding	$953,959	$1,046,164

Loans receivable at end of period (excluding loans held-for-sale)	$978,236	$920,457

Allowance for loan losses at beginning of period	$18,639	$26,501
Charge-offs:
Commercial:
Commercial	(309)	(965)
Commercial real estate	(2,429)	(24,527)
Real estate construction	(205)	(9,159)

Total commercial	(2,943)	(34,651)

Consumer:
Residential real estate first lien	(846)	(4,089)
Residential real estate second lien	(2,195)	(3,720)
Home equity lines	(1,054)	(2,030)
Consumer other	(117)	(414)

Total consumer	(4,212)	(10,253)

Total charge-offs	(7,155)	(44,904)

Recoveries:
Commercial:
Commercial	89	883
Commercial real estate	155	17
Real estate construction	150	104

Total commercial	394	1,004

Consumer:
Residential real estate first lien	354	304
Residential real estate second lien	221	226
Home equity lines	70	180
Consumer other	130	159

Total consumer	775	869

Total recoveries	1,169	1,873

Net charge-offs	(5,986)	(43,031)

Provision for loan losses	5,354	35,169

Allowance for loan losses at end of period	$18,007	$18,639

Ratio of net charge-offs to average loans	0.84%	4.11%
Ratio of allowance for loan losses to period end loans (excluding loans held-for-sale)	1.84	2.02
Ratio of allowance for loan losses to nonaccrual loans (excluding nonaccrual loans held-for-sale of $4,868 and $6,671)	136.57	94.11

Securities

Total securities were $267.6 million as of September 30, 2011, a decrease of $91.8 million, or 25.5%, compared with $359.4 million as of December 31, 2010. The decrease was due to pay downs in the securities portfolio as well as strategic sales to shorten the duration.

Deposits

Our deposits averaged $1.1 billion for the nine months ended September 30, 2011, an increase of $49.7 million, or 5.0%, over average deposits (excluding held-for-sale) for the year ended December 31, 2010. As of September 30, 2011, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $802.3 million, or 76.6%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 23.4% of total deposits. As of September 30, 2011, total deposits decreased $2.7 million, or 0.3%, to $1.0 billion compared with total deposits as of December 31, 2010.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30, 2011		Year Ended December 31, 2010
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$241,755	—%	$189,071	—%
Interest checking	165,708	0.19	146,863	0.28
Money market and savings	271,054	0.38	264,227	0.67
Time deposits less than $100,000	110,093	2.27	129,365	2.40

Core deposits	788,610	0.49	729,526	0.72

Time deposits $100,000 and greater	241,067	1.90	250,035	2.20
Brokered deposits	23,391	2.34	23,836	2.58

Subtotal	1,053,068	0.85	1,003,397	1.14
Noninterest-bearing deposits held-for-sale	—	—	16,188	—
Interest-bearing deposits held-for-sale	—	—	190,157	1.69

Total deposits	$1,053,068	0.85%	$1,209,742	1.21%

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

Our borrowings and repurchase agreements were $219.4 million as of September 30, 2011, essentially unchanged from December 31, 2010. The outstanding balance as of September 30, 2011 includes $208.1 million in long term advances and $11.3 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

The following table summarizes our two issues of junior subordinated debentures outstanding as of September 30, 2011:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of September 30, 2011	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory
Trust II	9/17/2003	$5,000	3.30%	Adjustable quarterly	3 month	$5,155	9/24/2033
					LIBOR + 2.95%
Encore Capital
Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the nine months ended September 30, 2011, our year-to-date average deposits were $1.1 billion, or 71.4% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $5.5 million, or 3.3%, to $172.2 million as of September 30, 2011 compared with $166.6 million as of December 31, 2010, primarily due to our net earnings.

On September 27, 2011, we issued $32.9 million in Series B Preferred Stock to the Secretary of the Treasury in connection with the Small Business Lending Fund (SBLF). As a part of the same transaction, we redeemed $34.0 million in Series A Preferred Stock issued to the United States Department of the Treasury in connection with our participation in the TARP Capital Purchase Program. Upon redemption of the Series A Preferred Stock, we incurred a one-time accelerated preferred stock discount of $4.1 million.

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

The following table presents capital amounts and ratios for us and Encore Bank as of September 30, 2011:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$135,983	9.34%	$58,249	4.00%	N/A	N/A
Tier 1 risk-based	135,983	13.37	40,686	4.00	N/A	N/A
Total risk-based	148,773	14.63	81,373	8.00	N/A	N/A
Encore Bank, N.A.
Leverage	$128,404	8.82%	$58,240	4.00%	$72,800	5.00%
Tier 1 risk-based	128,404	12.64	40,646	4.00	60,969	6.00
Total risk-based	141,191	13.89	81,293	8.00	101,616	10.00

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

(b)	Changes in Internal Control over Financial Reporting

During the third quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Month in 2011	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July	—	$—	N/A	N/A
August	7,659	11.46	N/A	N/A
September	—	—	N/A	N/A

Total	7,659	$11.46	N/A	N/A

(1)	All shares of common stock reported in the table above were repurchased by us at the fair market value of our common stock in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our key employees and directors.
(2)	We have no publicly announced plans or programs.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement)).

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

3.4	Statement of Designations establishing the terms of the Series B Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

3.5	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement).

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008).

4.3

Form of Certificate for Encore Bancshares, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 to Encore

Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

10.1	Securities Purchase Agreement, dated September 27, 2011, between the Secretary of the Treasury and Encore Bancshares, Inc., with respect to the issuance and sale of the Series B Preferred Stock (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

10.2	Repurchase Agreement, dated September 27, 2011, between the United States Department of the Treasury and Encore Bancshares, Inc., with respect to the repurchase of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encore Bancshares, Inc.
(Registrant)

November 7, 2011	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

November 7, 2011	/s/ L. Anderson Creel
(Date)	L. Anderson Creel, Chief Financial Officer, Executive Vice President and Treasurer