Form 10-K
period 2011-12-31
Encore Bancshares Inc
filed 2012-03-01
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value as of June 30, 2011 (the last business day of registrant’s most recently completed second quarter)

of the shares of common stock held by non-affiliates of the registrant was approximately $108.9 million based on the closing price of the common stock on such date.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of January 31, 2012 was 11.7 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2011, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

ENCORE BANCSHARES, INC.

TABLE OF CONTENTS

			Page

	PART I.

ITEM	1.	Business	3
ITEM	1A.	Risk Factors	25
ITEM	1B.	Unresolved Staff Comments	38
ITEM	2.	Properties	39
ITEM	3.	Legal Proceedings	40
ITEM	4.	Mine Safety Disclosures	40

	PART II.

ITEM	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
ITEM	6.	Selected Financial Data	43
ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	79
ITEM	8.	Financial Statements and Supplementary Data	79
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	79
ITEM	9A.	Controls and Procedures	79
ITEM	9B.	Other Information	80

	PART III.

ITEM	10.	Directors, Executive Officers and Corporate Governance	81
ITEM	11.	Executive Compensation	81
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
ITEM	13.	Certain Relationships and Related Transactions and Director Independence	81
ITEM	14.	Principal Accounting Fees and Services	81

	PART IV.

ITEM	15.	Exhibits and Financial Statement Schedules	82
SIGNATURES			86

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” in Part II, Item 7 of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

General

Encore Bancshares, Inc. (Bancshares) is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to privately-owned businesses, professional firms, investors and affluent individuals. Bancshares and its subsidiaries (we, the Company or our) are headquartered in Houston, Texas and currently manage, through our primary subsidiary Encore Bank, National Association (Encore Bank), 12 private client offices in the greater Houston area. We also operate five wealth management offices and five insurance offices in Texas through Encore Trust, a division of Encore Bank, Linscomb & Williams, Inc. (Linscomb & Williams), a subsidiary of Encore Bank, and Town & Country Insurance Agency, Inc. (Town & Country), a subsidiary of Bancshares. Our principal executive office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas 77046, and our telephone number is (713) 787-3100.

The Company has three lines of business – banking, wealth management and insurance, which are delineated by the products and services that each segment offers. The segments are managed separately with different clients, employees, systems, risks and marketing strategies. Banking includes commercial and private client banking services. Wealth management provides personal wealth management services through Encore Trust and Linscomb & Williams, and insurance includes the selling of property and casualty insurance products by Town & Country.

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

History and Franchise Transformation

Encore Bank was founded as Guardian Savings and Loan of Dallas in 1928. In September 2000, our current Chief Executive Officer, James S. D’Agostino, Jr., led a group of primarily local Houston investors in our acquisition of Guardian. The bank’s name was changed to Encore Bank in September 2001. By 2007, we had 11 private client offices in Texas and six in southwest Florida. We targeted privately-owned businesses, professional firms, investors and affluent individuals as clients, and initiated our strategy of providing them with superior service in a “private banking” environment. As part of Encore Bank’s growth strategy, we also recruited new lending officers and began changing our asset mix, replacing lower yielding investment securities and purchased mortgage loans with our own higher yielding originated loans. On the liability side, we actively solicited deposits, replacing brokered deposits with core deposits.

We continued our transformation by hiring our new President and our new Chief Lending Officer in June 2009 to focus our efforts on growing our commercial banking business in the Houston market. These two executives have extensive banking and lending experience and provide us the expertise to expand our commercial lending platform. We also added several new commercial lending officers to our team in Houston. Additionally, as part of strategy to focus on our Houston market, we sold our six private client offices in Florida in two separate transactions in 2010. At the time of sale, deposits associated with these locations totaled approximately $230 million. These transactions also included the sale of approximately $61.5 million of loans as well as other assets including premises and equipment. As of December 31, 2011, we had $31.1 million of loans remaining in Florida. In December 2011 we opened an additional private client office in Houston bringing our total private client offices to 12, all of which are located in the greater Houston area. As of December 31, 2011, originated loans constituted 93.7% of our loan portfolio and core deposits constituted 78.1% of our total deposits.

To provide capital for growth, we completed our initial public offering in July 2007. Our net proceeds, including the sale of the overallotment shares, were $41.4 million. On December 5, 2008, in connection with our participation in the Capital Purchase Program (CPP), we issued and sold to the U.S. Department of Treasury (U.S. Treasury) (i) 34,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (Series A Preferred Stock), with a liquidation value of $1,000 per share, and (ii) a warrant (Warrant) to purchase up to 364,026 shares of our common stock, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash. On September 27, 2011, we fully redeemed the CPP shares with the proceeds received from our participation in the Small Business Lending Fund program and an additional $1.3 million in cash. Under the Small Business Lending Fund program, we entered into a Securities Purchase Agreement (Purchase Agreement) with the Secretary of the Treasury (Secretary) pursuant to which we issued and sold to the Secretary 32,914 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, with a liquidation value of $1,000 per share (Series B Preferred Stock), for an aggregate purchase price of $32.9 million.

In addition to building out our core banking platform, we have also completed and integrated the following series of acquisitions to add wealth management and insurance services to our product offering:

Insurance. On April 30, 2004, we acquired Town & Country. The agency, with offices in Houston, Galveston, Fort Worth, League City and Katy and approximately 8,260 clients, sells property and casualty insurance and is one of the largest independent agencies in the Houston area with a clientele that matches our target demographic. On January 1, 2005, Town & Country purchased certain assets and assumed certain liabilities of the Bumstead Insurance Agency, further enhancing the agency’s penetration of affluent households.

Trust. On March 31, 2005, we acquired National Fiduciary Services, N.A. and renamed the entity Encore Trust Company, N.A.,which subsequently became a division of Encore Bank (Encore Trust) as of June 30, 2007. Encore Trust provides personal trust services in the greater Houston metropolitan area, Dallas and Austin, Texas. As of December 31, 2011, Encore Trust had $1.0 billion in assets under management.

Investment Management and Financial Planning. On August 31, 2005, we acquired Linscomb & Williams, an investment management and financial planning firm based in Houston. Founded in 1971, Linscomb & Williams is, in the opinion of management, one of Houston’s largest and most respected financial planning and investment management firms. As of December 31, 2011, Linscomb & Williams had $1.7 billion in assets under management and almost 3,800 accounts.

Business Strategies

We intend to use the franchise we have built and the following strategies in an effort to continue to originate loans, increase deposits and improve profitability.

Optimize our deposit mix. Increasing business and personal checking (noninterest and interest checking, or transaction deposits) is key to our strategy of decreasing our funding costs and continuing to increase our net interest margin. We have increased our business demand deposits, which has resulted largely from our continued growth in lending to privately-owned businesses and professional firms and our offering of cash management services. We have increased our transaction deposits to $518 million, or 47.1% of total deposits, as of December 31, 2011, from $286 million, or 27.5% of total deposits, as of December 31, 2007, a compounded annual growth rate of 16.0%. We believe that increasing our core deposits will help reduce our cost of deposits.

Continue to increase loan originations. Our lending focus is to generate commercial loans in Houston because of the opportunity to add business demand deposits and the relative good performance of the Houston economy. To that end, in 2009 we hired several experienced lenders to enhance our penetration of the business and private banking sectors. During 2011, we grew commercial loans 34.8%.

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

Cost containment. During 2010, we experienced increased costs related to managing problem assets, higher Federal Deposit Insurance Corporation (FDIC) assessments, and costs related to the sale of our Florida operations. Our continued goal for the next several years is to maintain a more normalized level of expenses and improve our efficiency ratio. We have invested in our commercial lending platform in Houston during the past two years, which we expect will be sufficient to sustain our growth for the next several years.

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

The following is a discussion of our major types of lending:

Commercial Loans

Our commercial loans are primarily made within our market area and are underwritten on the basis of the borrower’s ability to service the debt from cash flow. We make both secured and unsecured commercial loans. For secured commercial loans, we generally take as collateral a lien on accounts receivable, inventory, equipment, or other assets owned by the borrower and obtain the personal guaranty of the business owner. Underwriting commercial loans focuses on an analysis of cash flow, including primary and secondary sources of repayment, and the stability of the underlying business which provides the cash flow stream for debt service. Coupled with this analysis is an assessment of the financial strength of the guarantor, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions, industry trends and the collateral securing the loan. We require a first lien position in all collateral, and the loan to value ratio of commercial loans varies based on the collateral securing the loan. Generally, loans collateralized by accounts receivable are financed at 50% to 80% of accounts receivable less than 90 days past due. Loans collateralized by inventory will be made at 25% to 50% of the inventory value. We offer a broad range of short- to medium-term commercial loans that generally have floating interest rates. As of December 31, 2011, we had $215 million in commercial loans, which represented 21.0% of our total loans.

Commercial Real Estate Loans

In addition to commercial loans, we originate commercial real estate mortgage loans to both owner-occupied businesses and real estate investors and developers. At December 31, 2011, approximately 33.1% of our commercial real estate loans were owner-occupied. Commercial real estate lending involves large loan principal amounts, and the repayment of these loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered in assets other than the project we are financing.

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

In underwriting commercial real estate loans, we seek to minimize the risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic conditions and industry trends. Our policies require us to visit properties on an annual basis, but our practice is to conduct more frequent visits of properties if possible. Generally, we will originate commercial real estate loans in an amount up to 80% of the value of improved property. As of December 31, 2011, we had $210 million in commercial real estate loans, which represented 20.5% of our total loans.

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

Our second lien residential real estate loans are collateralized by 1-4 family residential real estate, located primarily in the Texas markets of Houston, Dallas and Austin. These loans are predominantly prime (FICO score of 700 or greater) and used as supplemental funding in the purchase of a home. Though these loans represent a second lien position on the collateral, we generally underwrite these loans with full documentation and an average combined loan to value of less than 90%. Historically, until the third quarter of 2007, we sold most of our second mortgage loans into the secondary market within 60 days of production, but as a result of the disruption in the mortgage market beginning in 2007 and continuing through 2011, have elected to retain them in our loan portfolio. Although we have no current plans to resume the ongoing sale of our second mortgage loans, as opportunities occur, we have sold some second mortgage loans into the secondary market.

At December 31, 2011, we had $64.3 million in purchased residential real estate loans, which represented 14.1% of our residential real estate loans. In the past, we purchased residential mortgage loans serviced by others in order to build our loan portfolio and leverage our capital. We have not purchased any loans with evidence of deterioration of credit quality for which it was probable, at acquisition date, that we would be unable to collect all contractually required payments. We do not intend to purchase such loans in the future, as it is inconsistent with our goal of developing client relationships.

As of December 31, 2011, our residential real estate loan portfolio was $456 million, which represented 44.4% of our total loans. Of this amount, $63.1 million is repriceable in one year or less and an additional $72.6 million is repriceable in greater than one year to five years. As of December 31, 2011, our home equity lines of credit totaled $55.2 million, or 5.4% of total loans.

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

As of December 31, 2011, real estate construction loans totaled $59.6 million, which represented 5.8% of our total loans. Of this total, $35.6 million in real estate construction were land loans, $3.8 million were to finance residential construction with an identified purchaser, $4.8 million were to finance residential construction with no identified purchaser and $15.4 million were to finance commercial construction.

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

Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2011, we had $27.9 million in other consumer loans which represented 2.7% of our total loans.

Underwriting Strategy

While Encore Bank’s legal lending limit for loans to one borrower as of December 31, 2011, was $19.8 million, we generally operate within an internal lending guideline equal to slightly more than half of our legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loans with relationships over the lending authority of the account officer must be approved by the loan committee, which includes Encore Bank’s Chairman of the Board, President and Chief Executive Officer, and loans with a total relationship exceeding $7.5 million must be approved by the board of directors of Encore Bank.

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

Deposits

Deposits are our principal source of funds for use in lending and for other general business purposes. We provide checking, savings, money market accounts, time deposits ranging from 7 days to five years, and individual retirement accounts. For businesses, we provide a range of cash management products and services. As of December 31, 2011, core deposits (which consist of noninterest-bearing deposits, interest checking, money market savings and time deposits less than $100,000) were $859 million, or 78.1% of total deposits, while time deposits $100,000 and greater and brokered deposits made up 20.4% and 1.5% of total deposits. We attempt to price our deposit products in order to promote core deposit growth and maintain our liquidity requirements in order to satisfy client needs.

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We borrow from the Federal Home Loan Bank of Dallas (FHLB) pursuant to a blanket lien based on the value of our loans and securities. These borrowings provide term funding at a competitive cost and are primarily used to fund loans with longer durations. As of December 31, 2011, we had $208 million in long-term borrowings from the FHLB with remaining maturity of greater than one year, $95.0 million of which have various call dates prior to the maturity date.

We also obtain other overnight borrowed funds under arrangements with certain clients and investment banks whereby investment securities are sold under an agreement to repurchase the next business day. These borrowing arrangements are collateralized by pledging applicable investment securities. As of December 31, 2011, we had $10.5 million in repurchase agreements.

In addition, we have raised additional regulatory capital through the issuance of junior subordinated debentures in connection with trust preferred securities issuances by separate non-consolidated statutory trust subsidiaries in September 2003 and April 2007.

Wealth Management Services

We provide a wide variety of wealth management services to our clients through our subsidiary, Linscomb & Williams, and the trust division of Encore Bank, Encore Trust, which we manage as one segment. As of December 31, 2011, we had $2.8 billion in assets under management in our wealth management group.

Linscomb & Williams

Linscomb & Williams is an investment management and financial planning firm that operates primarily in the Houston market. Linscomb & Williams provides fee-based financial planning services for clients and investment management services for a quarterly management fee based on the value of assets in the account. The majority of Linscomb & Williams’ fees originate from investment management services. Linscomb & Williams has been in Houston since 1971 and all of the senior staff from the firm have remained with our company since we acquired it in August 2005. As of December 31, 2011, Linscomb & Williams had $1.7 billion in assets under management and almost 3,800 accounts.

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

Encore Bank’s Trust Division

Encore Trust became a division of Encore Bank as of June 30, 2007, in connection with the merger of Encore Bank with Encore Trust Company, N.A. Prior to this merger, Encore Trust Company, N.A. was a subsidiary of Encore Bank. Encore Trust provides trust services primarily to individuals in Houston, Austin and Dallas. The personal trust business focuses primarily on the Houston market to service the needs of individuals. We also administer court-appointed trusts on behalf of individuals in Houston, Austin and Dallas who receive monetary awards. As of December 31, 2011, Encore Trust had $1.0 billion in assets under management.

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

We also provide management of judgment or settlement awards for minors or incapacitated persons. We handle Section 142 Trusts, Section 867 Trusts, Special Needs Trusts, 468b Qualified Settlement Fund Trusts and U.S. Government Periodic Payment Trusts, which offer alternatives to registries of the court, annuities and guardianships. While the company we acquired and made a division of Encore Bank known as Encore Trust has been in business for over 50 years, approximately ten years ago the company created a special team to focus specifically on court trust business. Court-created trusts benefit clients by providing the flexibility to adapt the administration of the trust to the needs of our clients, as those needs change, protecting assets to balance near- and long-term needs, allowing distributions without court expense, providing professional money management, creating a competitive return on investment, safeguarding against inflation, providing accurate trust accounting, allowing the ability to adjust to market conditions, avoiding liability and malpractice issues and having the balance of principal returned at the trust end, unlike the payout system of annuities.

Insurance

We offer a wide variety of personal and commercial property and casualty insurance products through our insurance agency, Town & Country. With offices in Houston, Galveston, Fort Worth, League City and Katy, Town & Country has been providing personal and commercial insurance for over 40 years. As of December 31, 2011, we had approximately 8,260 insurance clients and were one of the largest independent insurance agencies in the Houston metropolitan area. Town & Country provides commercial, personal, and life and health insurance for businesses and individuals through a staff of 39 licensed and experienced insurance professionals. Our independent insurance professionals can help clients select the coverage and price best suited to their particular needs. In addition to home, auto, business and life insurance, we also offer condominium and renters insurance, fine art coverage, personal umbrella policies and boat insurance. Our commercial coverages include general liability, auto liability, workers compensation, property, professional liability, directors and officers liability and accounts receivable coverage. Our insurance partners include Chubb Group, Fidelity National Financial, America First, Liberty Mutual, ACE, Hanover Insurance, Progressive, Texas Mutual Insurance Company, Travelers, The Hartford, Republic, Safeco, Utica National, Zurich Insurance, Lloyds and others.

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

Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds are introduced in Congress from time to time. Such legislation may change banking statutes and our operating environment and that of our banking subsidiary in substantial and unpredictable ways. In addition, the Texas state legislature from time to time considers legislation affecting insurance agencies operating in the state. Bancshares cannot determine the ultimate effect that any potential legislation, if enacted, or implemented regulations with respect thereto, would have upon the financial condition or results of operations of us or our subsidiaries.

Encore Bancshares, Inc.

On March 30, 2007, Bancshares converted from a thrift holding company to a bank holding company and registered with the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended (BHCA). Bancshares’s conversion was accomplished in connection with the conversion of Encore Bank from a federal savings association to a national bank. On July 21, 2008, Bancshares became a financial holding company. Accordingly, Bancshares is subject to supervision, regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act (GLBA), the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength. Bancshares is regarded as a legal entity separate and distinct from Encore Bank. The principal source of our revenue is dividends received from Encore Bank and Town & Country. As described in more detail below, federal law places limitations on the amount that national banks may pay in dividends, which Encore Bank must adhere to when paying dividends to us. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. In addition, it is Federal Reserve policy that Bancshares inform and consult with them prior to declaring and paying a dividend that could raise safety and soundness concerns, including interest on the subordinated debentures underlying our trust preferred securities.

Under Federal Reserve policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) codified this policy as a statutory requirement. Under this requirement, Bancshares is expected to commit resources to support Encore Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve if each of its subsidiary banks is well capitalized under the prompt-corrective-action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977. Bancshares became a financial holding company on July 21, 2008.

Since July 2011, Bancshares’s financial holding company status also depends upon maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve may require divestiture of the holding company’s depository institutions and/or its non-bank subsidiaries if the deficiencies persist.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2011, our ratio of Tier 1 capital to total risk-weighted assets was 13.22% and our ratio of total capital to total risk-weighted assets was 14.48%.

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2011, our leverage ratio was 9.73%.

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

The timing for the U.S. banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule for banks is uncertain, but the U.S. banking agencies have indicated informally that regulations implementing the Basel III capital framework will be published for comment during the first half of 2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately adopted and made applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

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

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR and NSFR will be subject to observation periods continuing through mid-2013 and mid-2016, respectively, and subject to any revisions resulting from the analyses conducted and data collected during the observation period, the LCR and NSFR will be implemented as minimum standards on January 1, 2015 and by January 1, 2018, respectively. The proposed liquidity requirements will likely apply to bank holding companies with total assets of $50 billion or greater. These new standards are subject to further rulemaking and their terms could change before implementation.

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

Restrictions on Transactions with Affiliates and Insiders. Transactions between Encore Bank and its non-banking affiliates, including us, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with that bank. In general, Section 23A imposes limits on the amount of such transactions to 10% of Encore Bank’s capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by our securities or obligations of our non-banking subsidiaries. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, it requires that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Capital adequacy requirements serve to limit the amount of dividends that may be paid by Encore Bank to us as its parent company. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2011, Encore Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by that bank in any calendar year exceeds the total of that bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, Encore Bank cannot pay a dividend if, after paying the dividend, it will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though Encore Bank would continue to meet its capital requirements after the dividend.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2011, Encore Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.48% and its ratio of total capital to total risk-weighted assets was 13.74%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2011, Encore Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.17%.

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

As an institution’s capital decreases, the OCC’s enforcement powers increase. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The OCC has only limited discretion in dealing with a critically undercapitalized institution and is required to undertake stringent measures to protect the interests of depositors and the DIF, which depending on the circumstances, could include the appointment of a receiver or conservator.

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

The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and the initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In November 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment, which totaled $7.5 million for us, was calculated by taking the institution’s actual September 30, 2009, assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. As of December 31, 2011, $2.4 million in prepaid assessments is included in other assets in the accompanying consolidated balance sheet.

On February 7, 2011, the FDIC approved a final rule that amended the DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. As of April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change resulted in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected. The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates were calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

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

Community Reinvestment Act. Under the Community Reinvestment Act (CRA) as implemented by Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. In February 2009, Encore Bank received a satisfactory rating in meeting community credit needs under the CRA in our most recent examination for CRA performance.

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

Legislative Initiatives

In light of current conditions and the continuing weak economic outlook, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions have been adopted by Congress and state legislatures. Such initiatives may change banking statutes and the operating environment for us and Encore Bank in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Encore Bank. A change in statutes, regulations or regulatory policies applicable to us or Encore Bank could have a material effect on the financial condition, results of operations or business of our company and Encore Bank.

Dodd-Frank Act. In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010. Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for us to anticipate the overall financial impact to us or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

•	Create a new agency, the Consumer Financial Protection Bureau (CFPB), responsible for implementing, examining and enforcing compliance with federal consumer protection laws;

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

•

Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer through regulations adopted by the Federal Reserve in June 2011, which set a maximum permissible interchange fee; and

•	Increase the authority of the Federal Reserve to examine us and our non-bank subsidiaries.

The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater, which did not include the Company and Encore Bank as of December 31, 2011. The CFPB will focus their supervision and regulatory efforts on (i) risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus; and (iv) non-depository companies that offer one or more consumer financial products or services.

Our management continues to review actively the provisions of the Dodd–Frank Act and assess its probable impact on our business, financial condition and results of operations. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require us to seek other sources of capital in the future. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Incentive Compensation. In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on April 14, 2011, the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

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

U.S. Treasury Small Business Lending Fund. Enacted into law as part of the Small Business Jobs Act of 2010 (Jobs Act), the SBLF was created to be a dedicated investment fund that provided capital to qualified community banks and bank holding companies to encourage lending to small businesses. The SBLF provided over $4.0 billion to 332 community banks, bank holding companies and community development loan funds. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including certain provisions related to stock repurchases and declaration of dividends. The SBLF provided for the purchase by the Secretary of the Treasury of senior non-cumulative perpetual preferred stock in an aggregate amounts up to 5% or 3% if a participant’s consolidated risk-weighted assets are $1.0 billion or less or between $1.0 billion and $10.0 billion, respectively. We elected to participate in the SBLF, and on September 27, 2011, we issued and sold to the Secretary of the Treasury 32,914 shares of Series B Preferred Stock for an aggregate purchase price of $32.9 million in cash. We used this aggregate purchase price plus an additional $1.3 million in cash to repurchase the Series A Preferred Stock that had been issued to the U.S. Treasury in connection with the CPP.

Employees

As of December 31, 2011, we had 293 full-time employees. Management considers our relations with employees to be good. Neither we nor Encore Bank or any of its subsidiaries are a party to any collective bargaining agreement.

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

While economic conditions in Texas and the U.S., are showing signs of recovery, there can be no assurance that these difficult conditions will continue to improve. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations.

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

Approximately 76.2% of our loan portfolio as of December 31, 2011 was comprised of loans collateralized by real estate, with 85.1% of the real estate located in Texas. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate markets in Texas deteriorated in the last several years. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots and finished homes in many markets, including those where we do business. As of December 31, 2011, we had $59.6 million, or 5.8%, of our total loans in real estate construction loans. Of this amount, $35.6 million were land loans, $3.8 million were made to finance residential construction with an identified purchaser and $4.8 million were made to finance residential construction with no identified purchaser. Substantially all of these loans are located in the Houston area. Further, $15.4 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a proportion of our portfolio. As of December 31, 2011, commercial real estate and commercial loans totaled $425 million. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

Our profitability depends on the general economic conditions in our primary market in Texas where we have loans. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in the greater Houston area, including Harris, Ft. Bend and Montgomery counties. As of December 31, 2011, $636 million, or 87.7%, of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in Texas. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in either of these regions slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. In the last several years, economic conditions in Texas declined and if this region experiences a downturn or a recession for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

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

Recent insured depository institution failures, as well as deterioration in banking and economic conditions generally, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows. The FDIC experienced a higher rate of insured depository institution failures in the last few years compared to historical trends which caused the reserve ratio to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage has been permanently increased to $250,000. These developments have caused the premiums assessed on us by the FDIC to increase and materially increase our noninterest expense.

On February 7, 2011, the FDIC approved a final rule that amended the DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the prior assessment base of adjusted domestic deposits. The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates were effective for the quarter beginning April 1, 2011.

It is possible that our FDIC assessments could increase under these final regulations and could have an adverse impact on our results of operations. For the year ended December 31, 2011, our FDIC insurance related costs were $2.1 million compared with $3.7 million and $2.1 million for the years ended December 31, 2010 and 2009.

If the goodwill that we recorded in connection with business acquisitions becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount by which the acquisition cost exceeds the fair value of net assets we acquired in the purchase of another entity including our trust function, investment management and insurance subsidiaries. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Examples of those events or circumstances include the following:

•	significant adverse change in business climate;

•	significant unanticipated loss of clients/assets under management;

•	unanticipated loss of key personnel; or

•	significant reductions in profitability.

We determine impairment by comparing the fair value of the reporting unit with the carrying amount of that reporting unit. If the carrying amount of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized based upon our calculation of the implied fair value of goodwill. Any such adjustments are reflected in our results of operations in the periods in which they become known. At December 31, 2011, our goodwill totaled $35.8 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write downs, which may have a material adverse effect on our financial condition and results of operations.

Future losses or insufficient core earnings may result in our inability to fully realize our net deferred tax asset, which could have a material adverse effect on our earnings and capital.

As of December 31, 2011, we had a net deferred tax asset of $19.9 million. We regularly assess the realization of our deferred tax asset and are required to record a valuation allowance if it is more likely than not that we will not realize all or a portion of the deferred tax asset. Our assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings (earnings that exclude non-recurring income items) capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income require us to apply significant judgment and are inherently speculative because they require estimates that cannot be made with certainty.

We did not establish a valuation allowance against the net deferred tax asset as of December 31, 2011, as management believes that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we would incur a charge to operations that could have a material adverse effect on our earnings and capital.

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

As of December 31, 2011, we were asset sensitive, meaning that our interest-bearing assets reprice more quickly than our interest-earning liabilities, so in the event of an increase in interest rates, our net interest income will be affected positively. Although our asset liability management strategy is designed to control our risk from changes in market interest rates, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, some financial institutions have commenced offering interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

The wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and results of operations.

For the year ended December 31, 2011, we received $20.1 million in fees from our wealth management business, which represented 70.2% of our total noninterest income. We derive our revenues from this business primarily from investment management fees based on assets under management and, to a lesser extent, fee-based financial planning services. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, and competition from investment management companies.

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

Linscomb & Williams derived 97.8% of its revenue for the year ended December 31, 2011 from investment advisory contracts with its clients. These contracts are typically terminable by clients without penalty upon relatively short notice (generally not more than 60 days). Our wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that Linscomb & Williams’ management will be able to retain all of their clients. If its clients terminate their investment advisory contracts, Linscomb & Williams, and consequently we, could lose a significant portion of our revenues.

Our insurance agency’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could adversely affect our operations and revenues.

Our insurance agency subsidiary, Town & Country, is engaged in insurance agency and brokerage activities. For the year ended December 31, 2011, Town & Country received $5.8 million in commissions and fees, which represented 20.4% of our total noninterest income. Town & Country derives revenues primarily from commissions paid by the insurance underwriters on the sale of insurance products to clients. These commissions are highly dependent on the premiums charged by insurance underwriters, which historically have been cyclical in nature, vary by region and display a high degree of volatility based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within Town & Country’s control, include the capacity of insurance underwriters to place new business, non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability to consumers of alternative insurance products, such as government benefits and self-insurance plans.

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

Quantitative measures established by regulation to ensure capital adequacy require Encore Bank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets, also known as the leverage ratio. As of December 31, 2011, Encore Bank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, a bank must generally maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the OCC could require Encore Bank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2011, Encore Bank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 9.17%, 12.48% and 13.74%.

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

In addition, as discussed above in “Supervision and Regulation – Encore Bancshares, Inc. – Proposed Revisions to Capital Adequacy Requirements,” the possible future implementation of Basel III could require us to maintain substantially more capital with a greater emphasis on common equity.

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

Risks Associated With an Investment in Our Capital Stock

Our directors and executive officers own a significant number of shares of our common stock, allowing management further control over our corporate affairs.

As of January 31, 2012, our directors and executive officers beneficially own 23.0% of the outstanding shares of our common stock. Accordingly, these directors and executive officers are able to control, to a significant extent, the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay any dividends on our common stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. If we fail to pay dividends on our Series B Preferred Stock or interest on our junior subordinated debentures, we will be prohibited from paying dividends on our common stock.

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

The dividend rate on the Series B Preferred Stock we issued in connection with the SBFL will fluctuate initially from 1% to 5% based on our level of “Qualified Small Business Lending,” or “QSBL,” as compared to our “baseline” level. The cost of the capital we received from the Series B Preferred Stock will increase significantly if the level of our “QSBL” as of September 30, 2013 does not represent an increase from our “baseline” level. This cost also will increase significantly if we have not redeemed the Series B Preferred Stock within 4.5 years of the closing of the SBLF transaction.

The per annum dividend rate on the Series B Preferred Stock can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the amount of qualified small business lending (QSBL), as defined in the Supplemental Reports related to the SBLF Transaction, from a “baseline” level (QSBL Baseline). The dividend rate for the initial dividend period was 4.76% per annum. For the second dividend period through the tenth dividend period, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of percentage change in Encore Bank’s level of QSBL from the QSBL Baseline to the level as of the end of the second quarter preceding the dividend period in question. For the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7%. Further, the potential dividend rate reduction in any period is limited, such that the reduction will not apply to any Series B Preferred Stock proceeds that exceed the dollar amount of the increase in QSBL for that period as compared to the QSBL Baseline.

In addition, if our QSBL is not above the QSBL Baseline at the end of the ninth dividend period, because of our participation in the CPP, we must also pay a lending incentive fee of 2% per annum (payable quarterly), calculated based on the liquidation value of the outstanding Series B Preferred Stock as of the end of that quarter, beginning with dividend payment dates on or after April 1, 2014 and ending on April 1, 2016. After 4.5 years from the closing of the SBLF transaction, the annual dividend rate will be fixed at 9%, regardless of the level of QSBL. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity.

Future dividend payments and common stock repurchases are subject to certain restrictions by the terms of the Secretary of the Treasury’s equity investment in us.

Under the terms of the SBLF, for so long as any preferred stock issued under the SBLF remains outstanding, we are prohibited from making a dividend payment or share repurchase if, after the payment or repurchase, our

Tier 1 capital would not be at least 90% of the amount existing at the time immediately after September 27, 2011, excluding any subsequent net charge-offs and partial repayments of the SBLF funding. This 90% limitation will decrease by a dollar amount equal to 10% of the SBLF funding for every 1% increase in QSBL that we have achieved over the QSBL Baseline. These restrictions will no longer apply to us after we have repaid the SBLF funding in full.

Failure to pay dividends on our Series B Preferred Stock may have negative consequences, including external involvement in the Company’s board of directors.

If dividends on the Series B Preferred Stock are not paid in full for six quarterly dividend periods, whether or not consecutive, and if the aggregate liquidation preference amount of the then-outstanding shares of Series B Preferred Stock is at least $25.0 million, the total number of positions on our board of directors will automatically increase by two and the holders of the Series B Preferred Stock, acting as a single class, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid full dividends for at least four consecutive quarterly dividend periods. If full dividends have not been paid on the Series B Preferred Stock for five or more quarterly dividend periods, whether or not consecutive, we must invite a representative selected by the holders of a majority of the outstanding shares of Series B Preferred Stock, voting as a single class, to attend all meetings of our board of directors in a nonvoting observer capacity. Any such representative would not be obligated to attend any board meeting to which he or she is invited, and this right will end when we have paid full dividends for at least four consecutive dividend periods.

The holders of our junior subordinated debentures have rights that are senior to those of our common and preferred shareholders.

We have two issues of junior subordinated debentures outstanding, with an aggregate liquidation amount totaling $20.6 million related to the issuance of trust preferred securities by our non-consolidated subsidiary trusts, which are treated as capital for regulatory ratio compliance purposes. Although these securities are viewed as capital for regulatory purposes, they are debt securities and have provisions which, in the event of noncompliance, could have an adverse effect on our operations. For example, these securities permit us to defer the periodic payment of interest for various periods, but if such payments are deferred, we would be prohibited from paying cash dividends on our common stock and Series B Preferred Stock during deferral periods and until deferred interest is paid. Future payment of interest depends upon the earnings of Encore Bank and its subsidiaries and dividends from Encore Bank to us, which may be inadequate to service the obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 12 private client offices through Encore Bank. We also operate four offices of Encore Trust, five offices of Town & Country and one office of Linscomb & Williams. We lease all of our locations, except with respect to our private client offices located in the Houston area at 5815 Kirby, 3754 Westheimer and 5548 FM 1960 West, where in each location we own the building and lease the underlying land. We own the building and underlying land at 6330 San Felipe and our Town & Country League City office. Our principal office is located at Nine Greenway Plaza, Suite 1000, Houston, Texas, 77046. The following table sets forth our banking, wealth management and insurance office locations, the date we opened or acquired them, and, with respect to our private client offices, the amount of deposits:

Type of Office	Date Opened/ Acquired	Deposits as of December 31, 2011
		(dollars in thousands)
Private Client Offices
Houston, Texas
12520 Memorial Drive	11/01/2000	$139,771
2049 West Gray	8/01/2002	88,332
6330 San Felipe	3/17/2003	79,548
909 Fannin, Suite 1350	8/04/2003	117,002
6400 Fannin, Suite 222	2/15/2007	31,527
5815 Kirby	1/20/2004	76,289
3754 Westheimer	1/05/2004	49,094
5548 FM 1960 West	7/14/2003	71,702
845 N. Eldridge Parkway	12/19/2011	1,861
Nine Greenway Plaza, Suite 110	3/21/2005	352,159
Sugar Land, Texas
4647 Sweetwater Blvd., Suite A.	5/30/2006	34,096
The Woodlands, Texas
9595 Six Pines Drive, Suite 1500	9/07/2004	58,856

Encore Trust Offices
Houston, Texas
11000 Richmond, Suite 215	3/31/2005	N/A
Nine Greenway Plaza, Suite 1000	3/31/2005	N/A
Dallas, Texas
5950 Sherry Lane, Suite 540	3/31/2005	N/A
Austin, Texas
100 Congress Ave., Suite 2100	3/31/2005	N/A

Town & Country Offices
Houston, Texas
10575 Katy Freeway, Suite 150	4/30/2004	N/A
Galveston, Texas
1605 Tremont	4/30/2004	N/A
Ft. Worth, Texas
3417 Hulen Street, Suite 201	4/01/2006	N/A
League City, Texas
112 Magnolia Estates Dr.	2/01/2012	N/A
Katy, Texas
920 South Fry Road	2/01/2012	N/A

Linscomb & Williams Office
Houston, Texas
1400 Post Oak Blvd., Suite 1000	8/31/2005	N/A

Item 3. Legal Proceedings

We and Encore Bank and its subsidiaries from time to time will be party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there are any pending or threatened legal proceedings against us or Encore Bank or its subsidiaries which, if determined adversely, would have a material effect on our or Encore Bank’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “EBTX”. The following table presents the high and low intra-day sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated:

	2011		2010
	High	Low	High	Low
First Quarter	$12.67	$10.32	$10.88	$7.94
Second Quarter	12.48	10.06	11.44	8.84
Third Quarter	12.69	10.25	10.75	5.90
Fourth Quarter	14.00	10.32	10.40	6.59

As of January 31, 2012, we had 11.7 million shares outstanding and 148 shareholders of record. The number of beneficial owners is unknown to us at this time.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for that purpose. We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay dividends on our common stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. If we fail to pay dividends on our Series B Preferred Stock or interest on our junior subordinated debentures, we will be prohibited from paying dividends on our common stock.

For a foreseeable period of time, Bancshares’s principal source of cash revenues will be dividends paid by its subsidiaries Encore Bank and Town & Country. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. The declaration and payment of dividends on our common stock will depend upon our results of operations and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our board of directors. Regulatory authorities could impose administratively stricter limitations on the ability of Encore Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

In addition, the terms of our junior subordinated debentures may limit our ability to pay dividends on our common stock and the Series B Preferred Stock.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011, with respect to equity compensation plans approved by shareholders under which our common stock is authorized for issuance. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	491,750	$11.17	163,739
Equity compensation plans not approved by security holders	—	—	—

Total	491,750	$11.17	163,739

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock made by us during the fourth quarter of 2011:

Month in 2011	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October	—	$—	N/A	N/A
November	1,731	11.04	N/A	N/A
December	662	11.40	N/A	N/A

Total	2,393	$11.14	N/A	N/A

(1)	All shares of common stock reported in the table above were repurchased by us at the fair market value of our common stock in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our key employees and directors.
(2)	We have no publicly announced plans or programs.

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on our common stock for the period since our shares of common stock were registered under Section 12 of the Exchange Act on July 17, 2007 to December 31, 2011, with the cumulative total return of the Russell 2000 Index and KBW Bank Index for the same period. This presentation assumes that the value of the investment in our common stock and each index on July 17, 2007 was $100.00 and that subsequent cash dividends were reinvested. The historical stock price performance of our common stock shown on the graph below is not necessarily indicative of future stock price performance.

	Period Ending
Index	7/17/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Encore Bancshares, Inc.	$100.00	$95.19	$52.38	$38.19	$48.86	$64.38
KBW Bank Index	100.00	78.27	39.15	37.73	46.12	34.79
Russell 2000	100.00	90.13	58.77	73.58	92.21	87.18

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

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, except per share data)
Operations Statement Data:
Interest income	$63,979	$68,803	$77,226	$81,271	$81,427
Interest expense	18,192	24,304	30,731	36,997	47,252

Net interest income	45,787	44,499	46,495	44,274	34,175
Provision for loan losses	7,252	35,169	16,660	29,175	4,029

Net interest income after provision for loan losses	38,535	9,330	29,835	15,099	30,146
Noninterest income	28,663	31,743	27,337	22,945	30,903
Noninterest expense	57,249	78,600	54,424	51,006	50,544

Income (loss) before income taxes	9,949	(37,527)	2,748	(12,962)	10,505
Income tax expense (benefit)	2,709	(13,297)	962	(4,888)	3,121

Net income (loss)	$7,240	$(24,230)	$1,786	$(8,074)	$7,384

Income (loss) available to common shareholders (1)	$1,309	$(26,454)	$(428)	$(8,240)	$7,384

Common Share Data:
Basic earnings (loss) per share	$0.11	$(2.37)	$(0.04)	$(0.81)	$0.83
Diluted earnings (loss) per share	0.11	(2.37)	(0.04)	(0.81)	0.78
Book value per share	12.05	12.00	15.01	15.36	15.56
Tangible book value per share (2)	8.59	8.45	11.10	12.05	12.13
Average common shares outstanding	11,597	11,179	10,381	10,205	8,888
Diluted average common shares outstanding	11,651	11,179	10,381	10,205	9,471
Shares outstanding at end of period	11,657	11,431	10,504	10,241	10,124

Period End Balance Sheet Data:
Total assets	$1,522,583	$1,466,497	$1,635,355	$1,587,844	$1,401,197
Investment securities	270,431	359,402	257,822	174,691	146,263
Total loans (3)	1,025,264	931,372	1,079,263	1,218,554	1,098,664
Allowance for loan losses	17,968	18,639	26,501	25,105	11,161
Goodwill and other intangible assets, net	40,332	40,515	41,150	33,904	34,722
Deposits	1,100,237	1,050,444	1,191,836	1,100,797	1,041,374
Shareholders’ equity	173,389	166,641	186,668	185,742	157,479
Junior subordinated debentures	20,619	20,619	20,619	20,619	20,619

Average Balance Sheet Data:
Total assets	$1,479,632	$1,640,894	$1,600,675	$1,483,021	$1,341,105
Investment securities	303,299	229,807	220,317	150,096	179,767
Total loans (3)	966,120	1,046,164	1,146,839	1,171,619	1,015,139
Deposits	1,058,005	1,209,742	1,150,464	1,061,318	1,011,563
Shareholders’ equity	170,289	181,167	187,610	162,929	129,316

Selected Performance Ratios:
Return on average assets	0.49%	(1.48)%	0.11%	(0.54)%	0.55%
Return on average common equity (4)	0.94	(17.41)	(0.27)	(5.13)	5.71
Return on average tangible common equity (2)(4)	1.32	(23.81)	(0.34)	(6.53)	7.84
Net interest margin (TE)(5)	3.37	2.93	3.10	3.18	2.74
Efficiency ratio (6)	75.03	91.45	75.16	72.62	76.17
Noninterest income to total revenue	38.50	41.63	37.03	34.13	47.49

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, except per share data)
Asset Quality Ratios:
Nonperforming assets to total loans and other real estate owned (3)	1.25%	3.80%	4.63%	2.73%	1.10%
Net charge-offs to average total loans (3)	0.82	4.11	1.33	1.30	0.19
Allowance for loan losses to year end loans (excluding loans held-for-sale)	1.76	2.02	2.46	2.06	1.02
Allowance for loan losses to nonaccrual loans (excluding loans held-for-sale)	166.54	94.11	73.64	82.23	99.58

Capital Ratios:
Leverage ratio	9.73%	8.10%	10.55%	11.61%	10.47%
Tier 1 risk-based capital ratio	13.22	12.83	14.80	14.58	13.59
Total risk-based capital ratio	14.48	14.09	16.07	15.84	14.65
Tangible common equity to tangible assets (2)	6.76	6.78	7.31	7.94	8.98

(1)	Includes $4,102 accelerated amortization of preferred stock discount in 2011.
(2)	Non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.” Tangible common equity and tangible assets are calculated as follows:

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Shareholders’ equity (GAAP)	$173,389	$166,641	$186,668	$185,742	$157,479
Less: Preferred stock	32,914	29,500	28,976	28,461	—
Goodwill and other intangible assets, net	40,332	40,515	41,150	33,904	34,722

Tangible common equity	$100,143	$96,626	$116,542	$123,377	$122,757

Total assets (GAAP)	$1,522,583	$1,466,497	$1,635,355	$1,587,844	$1,401,197
Less: Goodwill and other intangible assets, net	40,332	40,515	41,150	33,904	34,722

Tangible assets	$1,482,251	$1,425,982	$1,594,205	$1,553,940	$1,366,475

(3)	Loans held-for-sale are included in total loans for all periods.
(4)	Return based on income (loss) available to common shareholders.
(5)	Net interest margin is calculated by dividing net interest income by average earning assets and was calculated on a taxable-equivalent basis in 2011, 2010 and 2009. Taxable-equivalent amounts in prior years were immaterial. Taxable-equivalent measures are considered non-GAAP measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.” Taxable-equivalent measures are calculated as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Net interest income (GAAP)	$45,787	$44,499	$46,495	$44,274	$34,175
Taxable-equivalent adjustment	438	488	454	—	—

Net interest income on taxable-equivalent basis	$46,225	$44,987	$46,949	$44,274	$34,175

(6)	Calculated by dividing total noninterest expense, less amortization of intangibles and write down of assets held-for-sale, by the sum of net interest income plus noninterest income, excluding gains and losses on sales of securities, impairment write down on securities and gain on sale of branches.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our consolidated balance sheets and consolidated statements of operations. This section should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2011 and 2010, and for each of the three years ended December 31, 2011, which are included in this Form 10-K.

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

During the past three years we have generated the largest portion of our noninterest income through trust and investment management fees. We also have an insurance agency that generates commissions on sales of insurance. Trust and investment management fees, insurance commissions and gain or loss on the sale of securities are reported in our consolidated statement of operations under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a labor intensive business, our largest operating expense is employee compensation.

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

Also on September 27, 2011, using the proceeds from the issuance of the Series B Preferred Stock and an additional $1.3 million in cash, we redeemed all 34,000 outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (Series A Preferred Stock), for a redemption price of $34.0 million, plus accrued but unpaid dividends to the date of redemption of $0.2 million. The Series A Preferred Stock was issued to the United States Department of the Treasury (Treasury) in December 2008 in connection with our participation in the U.S Treasury Capital Purchase Program (CPP). Treasury has sold to a third party a warrant to purchase 364,026 shares of our common stock expiring December 5, 2018, at an exercise price of $14.01 per share.

Sale of Florida Operations

In 2010, we made the strategic decision to exit the Florida market because we believed the Houston market represented a better investment of our capital and a better risk profile. Through two separate transactions, we sold our six Florida private client offices. At the date of sale, deposits associated with these locations totaled approximately $230 million. These transactions also included the sale of approximately $61.5 million of loans as well as other assets including premises and equipment. We recorded a $3.5 million write down of premises and equipment, a charge-off of $1.3 million related to the loans and a gain on sale of branches of $3.7 million.

In October 2010, Encore Bank sold $25.3 million of Florida loans in a bulk sale. These loans were classified as held-for-sale as of September 30, 2010, and were marked to market in the third quarter of 2010, resulting in a charge of $8.5 million, primarily to the allowance for loan losses. This pool of loans included $19.8 million of nonaccrual loans. As of December 31, 2011, we had $31.1 million of loans remaining in Florida.

Payment of Contingent Consideration

Pursuant to the terms of the agreement for our acquisition of Linscomb & Williams in 2005, we were obligated to make a contingency payment to the former Linscomb & Williams shareholders. The accrued liability related to this transaction as of December 31, 2009, was $7.9 million and was extinguished by the issuance of 696,000 shares of common stock and the payment of $2.1 million in cash in the first quarter of 2010.

Critical Accounting Policies and Estimates

The accounting principles we follow and the methods of applying these principles conform with generally accepted accounting principles in the United States of America (US GAAP) and with general practices within the banking industry. Our critical accounting policies relate to (1) the allowance for loan losses, (2) income taxes, (3) goodwill and other intangible assets and (4) fair values of financial instruments. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the relevant financial statement. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

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

The Company individually assesses and evaluates for impairment certain commercial loans over $100,000 and commercial loans collateralized by real estate over $250,000 as well as certain consumer loans collateralized by real estate. Additionally, loans restructured in a troubled debt restructuring are considered impaired. If an individually evaluated loan is considered impaired, a specific valuation allowance is allocated through an increase to the allowance for loan losses, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral.

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

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. As of December 31, 2011, our net deferred tax asset was $19.9 million. We have determined that a valuation allowance is not required to be recorded against the deferred tax asset since it is more likely than not that it will be realized because it is supported by future reversals of existing temporary differences and anticipated future taxable income and tax planning strategies.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared to its carrying value. If a reporting unit’s carrying value exceeds its fair value, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over their estimated useful lives, ranging from 8 to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable. Based on our goodwill impairment test as of October 1, 2011, we do not believe any of our goodwill is impaired. In addition, as of December 31, 2011, we assessed the useful lives of our other intangible assets and determined that there has not been any significant change in the original estimated useful lives.

Fair Values of Financial Instruments. We determine the fair market values of our financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Pending Accounting Pronouncements

Recently issued accounting pronouncements are disclosed in Note A, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K. Pending accounting pronouncements include:

FASB ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 was effective on January 1, 2012 and is not expected to have a significant impact on our financial statements.

FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and IFRSs. ASU 2011-04 was effective on January 1, 2012 and is not expected to have a significant impact on our financial statements.

FASB ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective on January 1, 2012 and will be implemented in 2012 financial statements.

FASB ASU No. 2011-08, “Testing Goodwill for Impairment”, amends the guidance in FASB ASC 350-20. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 was effective January 1, 2012, with early adoption permitted, and will be implemented in 2012.

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

Key Financial Measures

Net income for 2011 was $7.2 million, or $0.11 per diluted common share after deducting $5.9 million or $0.51 per diluted share of preferred dividends and accretion of preferred stock discount from income available to common shareholders. In the third quarter of 2011, we recorded $4.1 million of accelerated amortization of preferred stock discount related to the preferred stock issued and redeemed under the CPP. We recorded a net loss of $24.2 million, or $2.37 per diluted common share for 2010 and net income of $1.8 million for 2009. Our net loss was $0.04 per diluted common share in 2009 after deducting preferred dividends of $2.2 million from income available to common shareholders. During 2010, income was negatively impacted by significant credit costs and write downs of assets related to the sale of our Florida operations.

Our return on average assets was 0.49% for 2011 compared with (1.48)% for 2010 and 0.11% for 2009. Our return on average common equity, after deducting preferred dividends from net earnings, was 0.94% for 2011 compared with (17.41)% for 2010 and (0.27)% for 2009.

Net interest income was $45.8 million, $44.5 million and $46.5 million for 2011, 2010 and 2009, respectively. Taxable-equivalent (TE) net interest margin was 3.37% for 2011 compared with 2.93% for 2010 and 3.10% in 2009. Our net interest income and margin for these periods have been impacted by increased liquidity and historically low interest rates.

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

2011 vs 2010. Net interest income (TE) was $46.2 million for 2011, an increase of $1.2 million, or 2.8%, compared with 2010. Interest earning assets were $1.4 billion for 2011, a decrease of $160 million, compared with 2010. This decrease was primarily due to a decrease in average loans of $80.0 million and a $153 million decrease in federal funds and other deposits. Federal funds and other deposits include interest-bearing cash on deposit with the Federal Reserve Bank which earns interest at approximately 25 basis points. The net interest margin (TE) was 3.37% in 2011, an increase of 44 basis points, compared with 2010. The increase in margin was due primarily to the improved balance sheet mix. At the end of 2010, we sold our Florida operations which allowed us to reduce higher interest-bearing deposits and lower yielding interest-earning cash. Average Florida interest-bearing deposits were $190 million in 2010 with an average rate of 1.69%. We partially offset the reduction in interest-bearing deposits with average lower-costing non-interest bearing deposit growth of $69.9 million for 2011 compared to 2010.

2010 vs 2009. Net interest income (TE) was $45.0 million for 2010, a decrease of $2.0 million, or 4.2%, compared with 2009. The net interest margin (TE) for 2010 was 2.93%, a decrease of 17 basis points, compared with 2009. The decrease in margin was due primarily to a decrease in loans which was partially offset by an increase in short term lower yielding investments. We held a significant balance of temporary investments in anticipation of the sale of our Florida operations on December 31, 2010. In addition, our net interest margin was negatively impacted by a rise in nonaccrual loans during 2010, which reduced interest income. The dilution in asset yields was partially offset by lower rates paid on deposits.

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

	Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans -TE yield (1)	$966,120	$56,039	5.80%	$1,046,164	$61,433	5.87%	$1,146,839	$68,280	5.95%
Securities - TE yield (1)	303,299	7,863	2.59	229,807	6,964	3.03	220,317	8,698	3.95
Federal funds sold and other	104,255	515	0.49	257,408	894	0.35	148,059	702	0.47

Total interest-earning assets - TE yield (1)	1,373,674	64,417	4.69	1,533,379	69,291	4.52	1,515,215	77,680	5.13
Less: Allowance for loan losses	(18,770)			(24,751)			(25,503)
Noninterest-earning assets	124,728			127,162			110,963
Noninterest-earning assets held-for-sale	—			5,104			—

Total assets	$1,479,632			$1,640,894			$1,600,675

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest checking	$167,566	$280	0.17%	$146,863	$415	0.28%	$186,440	$888	0.48%
Money market and savings	264,233	870	0.33	264,227	1,763	0.67	273,188	2,976	1.09
Time deposits	367,270	7,364	2.01	403,236	9,215	2.29	537,963	17,149	3.19
Interest-bearing deposits held-for- sale	—	—		190,157	3,207	1.69	—	—

Total interest-bearing deposits	799,069	8,514	1.07	1,004,483	14,600	1.45	997,591	21,013	2.11
Borrowings and repurchase agreements	222,711	8,485	3.81	219,914	8,510	3.87	231,648	8,493	3.67
Junior subordinated debentures	20,619	1,193	5.79	20,619	1,194	5.79	20,619	1,225	5.94

Total interest-bearing liabilities	1,042,399	18,192	1.75	1,245,016	24,304	1.95	1,249,858	30,731	2.46

Noninterest-bearing liabilities:
Noninterest-bearing deposits	258,936			189,071			152,873
Noninterest-bearing deposits held-for-sale	—			16,188			—
Other liabilities	8,008			9,210			10,334
Other liabilities held-for-sale	—			242			—

Total liabilities	1,309,343			1,459,727			1,413,065
Shareholders’ equity	170,289			181,167			187,610

Total liabilities and shareholders’ equity	$1,479,632			$1,640,894			$1,600,675

Net interest income TE (1)		$46,225			$44,987			$46,949

Net interest spread TE (1) (2)			2.94%			2.57%			2.67%
Net interest margin TE (1) (3)			3.37%			2.93%			3.10%
Net interest income (GAAP)		$45,787			$44,499			$46,495
Taxable-equivalent adjustment		438			488			454

Net interest income on taxable-equivalent basis		$46,225			$44,987			$46,949

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% federal tax rate in 2011 and 34% in 2010 and 2009.
(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.

The following table presents information regarding changes in taxable-equivalent interest income and interest expense for the periods indicated for each major category of interest-earning assets and interest-bearing liabilities, which distinguishes between the changes attributable to (1) changes in volume (changes in volume multiplied by old rate), (2) changes in rates (changes in rates multiplied by old volume) and (3) changes in rate-volume (changes in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variances.

	Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to Change In		Total	Increase (Decrease) Due to Change In		Total
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest-earning assets:
Loans (net of unearned income)	$(4,651)	$(743)	$(5,394)	$(5,923)	$(924)	$(6,847)
Securities	2,005	(1,106)	899	361	(2,095)	(1,734)
Federal funds sold and other	(663)	284	(379)	417	(225)	192

Total decrease in interest income	(3,309)	(1,565)	(4,874)	(5,145)	(3,244)	(8,389)

Interest-bearing liabilities:
Interest checking	52	(187)	(135)	(162)	(311)	(473)
Money market and savings	—	(893)	(893)	(95)	(1,118)	(1,213)
Time deposits	(779)	(1,072)	(1,851)	(3,724)	(4,210)	(7,934)
Deposits held-for-sale	(3,207)	—	(3,207)	3,207	—	3,207
Borrowings and repurchase agreements	107	(132)	(25)	(442)	459	17
Junior subordinated debentures	—	(1)	(1)	—	(31)	(31)

Total decrease in interest expense	(3,827)	(2,285)	(6,112)	(1,216)	(5,211)	(6,427)

Total increase (decrease) in net interest income	$518	$720	$1,238	$(3,929)	$1,967	$(1,962)

Provision for Loan Losses

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

The provision was $7.3 million, $35.2 million and $16.7 million for 2011, 2010 and 2009, respectively. The decrease in the provision for loan losses for 2011 compared to 2010 was due to improvements in our credit quality including a reduction in nonaccrual and classified loans resulting primarily from the sale of our Florida operations. The provision in 2010 was elevated due to the recessionary economic environment, weakness in our Florida market which included write downs related to the sale of our Florida operations, higher net charge-offs, changes in historical loss factors and the rise in nonaccrual loans which has impacted both the specific reserves we hold as well as our general allowance and qualitative factors.

Noninterest Income

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Trust and investment management fees	$20,116	$18,970	$16,894
Insurance commissions and fees	5,838	5,771	5,477
Net gain (loss) on sale of available-for-sale securities	(96)	518	2,324
Gain on sale of branches	—	3,682	—
Other	2,805	2,802	2,642

Total noninterest income	$28,663	$31,743	$27,337

Noninterest income represented 38.50%, 41.63% and 37.03% of total revenue for 2011, 2010 and 2009, respectively. Details of the various components of noninterest income are discussed below.

Trust and investment management fees are primarily based on the level of assets under management, as well as other investment services provided. Fluctuations in the market value of assets under management have a direct impact on these revenues. Trust and investment management fees increased $1.1 million or 6.0% for 2011 compared to 2010, and $2.1 million or 12.3% for 2010 compared to 2009. The increase in 2011 was due in part to a change in our customer mix and fees charged. The increase for 2010 was due primarily to an increase in assets under management to $2.9 billion resulting from improved market conditions. Assets under management were $2.8 billion at December 31, 2011 and $2.9 billion at December 31, 2010, up from $2.7 billion at December 31, 2009.

Insurance commissions were flat for 2011 compared to 2010 and increased $0.3 million for 2010 compared to 2009. The increase for 2010 was due to higher insurance commissions associated with new commercial customers.

The gain on sale of branches in 2010 of $3.7 million was the result of the sale of our six Florida private client offices.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Compensation	$34,097	$34,161	$30,163
Non-staff expenses:
Occupancy	4,885	5,666	6,050
Equipment	1,045	1,228	1,695
Advertising and promotion	551	617	807
Outside data processing	3,112	3,551	3,173
Professional fees	4,252	4,846	4,017
Intangible amortization	604	635	681
FDIC assessment	2,058	3,680	2,115
Other real estate owned expenses, net	2,011	7,103	1,503
Write down of assets held-for-sale	713	12,084	—
Other	3,921	5,029	4,220

Total noninterest expense	$57,249	$78,600	$54,424

Noninterest expense was $57.2 million for 2011, a decrease of $21.4 million, compared with 2010. Noninterest expense increased $24.2 million for 2010 compared to 2009. Details of the various components of other noninterest expense are discussed below.

Compensation expense was $34.1 million for 2011, essentially flat compared to 2010 and increased $4.0 million for 2010 compared to 2009. During 2010, compensation expense rose due in part to the addition of new lenders to grow the bank’s commercial lending platform in Houston, and the addition of loan collection personnel.

Occupancy and equipment costs decreased $0.8 million or 13.8% and $0.2 million or 14.9%, respectively for 2011 compared to 2010 and $0.4 million or 6.3% and $0.5 million or 27.6%, respectively for 2010 compared to 2009. The decrease in these categories for both periods was due primarily to the sale of our Florida operations.

Professional fees were $4.3 million, $4.8 million and $4.0 million for 2011, 2010 and 2009, respectively. The higher professional fees in 2010 reflected increased legal expenses related to loan collection, as well as fees in connection with the sale of our Florida operations.

FDIC assessments decreased $1.6 million or 44.1% for 2011 compared to 2010. The decrease in FDIC assessments was due to lower deposits during the first part of 2011 resulting from the sale of our Florida operations. Additionally, beginning in the third quarter of 2011, the FDIC assessment base was changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity (defined as average end-of-month Tier 1 capital) and lower assessed rates. FDIC assessments increased $1.6 million or 74.0% for 2010 compared to 2009. This increase in FDIC assessments reflected deposit growth and a higher assessment rate.

Other real estate owned expenses were $2.0 million, $7.1 million and $1.5 million for 2011, 2010 and 2009, respective. Other real estate expenses reflects write-downs, net gains (losses) on sales and carrying costs related primarily to foreclosed property. The rise in foreclosed real estate expense during 2010 reflected approximately $4.8 million in write downs of primarily Florida real estate.

Write downs on assets held-for-sale relate to the execution of our strategy to exit the Florida market. In 2010 we incurred $12.1 million in write downs of assets held-for-sale, including $8.6 million related to loans in Florida and $3.5 million related to premises and equipment in Florida that was sold. We incurred $0.7 million in losses during 2011 due to the sale of additional Florida loans.

Other noninterest expense decreased $1.1 million or 22.0% for 2011 compared to 2010 and increased $0.8 million or 19.2% for 2010 compared to 2009. The change for both periods was due primarily to a higher provision for unfunded loan commitments recorded in 2010.

Income Taxes

The income tax provision was $2.7 million in 2011, compared with a tax benefit was $13.3 million in 2010 and a provision of $1.0 million in 2009. The effective tax rate for the years 2011, 2010 and 2009 was 27.2%, 35.4 % and 35.0%. The amount of income taxes and corresponding effective tax rate are influenced by the amount of taxable income as well as nontaxable income and expense. The effective tax rate in 2011 was lower due to a $0.4 million discrete income tax benefit related to a prior acquisition.

As of December 31, 2011, we had a net deferred tax asset of $19.9 million. We regularly assess the realization of our deferred tax asset and are required to record a valuation allowance if it is more likely than not that we will not realize all or a portion of the deferred tax asset. Our assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings (earnings that exclude non-recurring income items) capacity and our prospects to generate core earnings in the future. Because of losses that were recorded by us in 2010 and if we are not able to generate sufficient future taxable income to realize our net deferred tax asset, we would be required under US GAAP to establish a full or partial valuation allowance and recognize a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized. Based on our assessment we determined that no valuation allowance was required to be recorded against the deferred tax asset at December 31, 2011.

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

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Years Ended December 31,
2011
Net interest income (expense)	$46,913	$61	$6	$(1,193)	$45,787
Provision for loan losses	7,252	—	—	—	7,252
Noninterest income	2,530	20,175	5,958	—	28,663
Noninterest expense	38,010	14,440	4,799	—	57,249

Income (loss) before income taxes	4,181	5,796	1,165	(1,193)	9,949
Income tax expense (benefit)	1,098	2,047	410	(846)	2,709

Net income (loss)	$3,083	$3,749	$755	$(347)	$7,240

Total assets as of December 31,	$1,527,207	$57,031	$8,281	$(69,936)	$1,522,583

2010
Net interest income (expense)	$45,525	$149	$19	$(1,194)	$44,499
Provision for loan losses	35,169	—	—	—	35,169
Noninterest income	6,906	18,979	5,858	—	31,743
Noninterest expense	60,031	14,163	4,406	—	78,600

Income (loss) before income taxes	(42,769)	4,965	1,471	(1,194)	(37,527)
Income tax expense (benefit)	(15,066)	1,686	501	(418)	(13,297)

Net income (loss)	$(27,703)	$3,279	$970	$(776)	$(24,230)

Total assets as of December 31,	$1,473,837	$63,254	$9,095	$(79,689)	$1,466,497

2009
Net interest income (expense)	$47,548	$155	$17	$(1,225)	$46,495
Provision for loan losses	16,660	—	—	—	16,660
Noninterest income	4,781	16,907	5,649	—	27,337
Noninterest expense	37,901	12,248	4,275	—	54,424

Income (loss) before income taxes	(2,232)	4,814	1,391	(1,225)	2,748
Income tax expense (benefit)	(896)	1,788	498	(428)	962

Net income (loss)	$(1,336)	$3,026	$893	$(797)	$1,786

Total assets as of December 31,	$1,644,083	$59,618	$7,962	$(76,308)	$1,635,355

Banking. Net income for 2011 was $3.1 million, compared with a net loss of $27.7 million in 2010 and $1.3 million in 2009.

Net interest income for 2011 increased $1.4 million, or 3.0%, compared with 2010, while net interest income for 2010 decreased $2.0 million, or 4.3%, compared with 2009. The increase in 2011 was due to an improvement in the balance sheet mix of interest-earning assets. The 2010 decrease was due primarily to a lower net interest margin, which resulted from an increase in low yielding temporary investments, which were held in anticipation of the sale of the Florida operations. See the analysis of net interest income included in the section of this Form 10-K captioned “—Net Interest Income.”

The provision for loan losses for 2011 totaled $7.3 million compared with $35.2 million in 2010 and $16.7 million in 2009. See the analysis of the provision for loan losses included in the section of this Form 10-K captioned “—Provision for Loan Losses.”

Noninterest income for 2011 decreased $4.4 million compared with 2010, while noninterest income increased $2.1 million for 2010 compared to 2009. Noninterest income for 2010 included a gain on sale of branches of $3.7 million and gain on sales of securities.

Noninterest expense for 2011 decreased $22.0 million, compared with 2010 and was $22.1 million higher for 2010 compared with 2009. Higher expenses in 2010 were due to a combination of factors, which included write downs on assets held-for-sale, higher foreclosed real estate expenses and an increase in FDIC assessment. The write down of assets held-for-sale were Florida loans, which were marked to market in anticipation of sale. Compensation expense increased due to the addition of commercial lenders to build the Houston commercial lending platform, as well as the addition of loan review and workout personnel. The increase in FDIC assessment reflected the growth in deposits as well as higher assessment rates during 2010.

Wealth Management. Net income for 2011 increased $0.5 million, or 14.3%, compared with 2010. Net income for 2010 increased $0.3 million, or 8.4%, compared with 2009. The rise in net income was due primarily to an increase in assets under management, resulting in a rise in fees. Assets under management were $2.8 billion at December 31, 2011, $2.9 billion at December 31, 2010 and $2.7 billion as of December 31, 2009.

Noninterest income for 2011 increased $1.2 million, or 6.3%, compared with 2010 and $2.1 million, or 12.3%, for 2010 compared with 2009. The primary factor was the increase in assets under management and fees discussed above.

Noninterest expense for 2011 increased $0.3 million, or 2.0%, compared with 2010, due primarily to higher incentive compensation. Noninterest expense for 2010 increased $1.9 million, or 15.6%, compared with 2009, due primarily to higher compensation expense.

Insurance. Net earnings declined $0.2 million for 2011 compared with 2010 due primarily to higher noninterest expense. Net income for 2010 increased $0.1 million, or 8.6%, compared with 2009 due primarily to higher insurance commissions associated with new commercial customers.

Noninterest income for 2011 was essentially flat compared with 2010. Noninterest income for 2010 increased $0.2 million, or 3.7%, compared with 2009. The increase was due primarily to higher insurance commissions associated with new commercial customers.

Noninterest expense for 2011 increased $0.4 million, or 8.9%, compared with 2010 as a result of the addition of new producers. Noninterest expense for 2010 increased $0.1 million, or 3.1%, compared with 2009.

Other. Other consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on the floating rate portion of these borrowings reflected interest rate changes from 2009 through 2011. Interest expense on these borrowings decreased in 2010 due to the refinancing of $15.5 million of the debentures in 2007. A discrete tax benefit of $0.4 million related to a prior acquisition was recorded in 2011.

Financial Condition

Total assets increased $56.1 million, or 3.8%, to $1.5 billion as of December 31, 2011, compared with December 31, 2010. Our loan portfolio (excluding loans held-for-sale) increased $103 million, or 11.2%, to $1.0 billion as of December 31, 2011, compared with $920 million as of December 31, 2010. Our securities portfolio decreased $89.0 million, or 24.8%, to $270 million as of December 31, 2011, compared with $359 million as of December 31, 2010. Shareholders’ equity increased $6.7 million, or 4.0%, to $173 million as of December 31, 2011.

Loan Portfolio

Our primary lending focus is to privately-owned businesses, professional firms, investors and affluent individuals. To these clients we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consists of commercial, commercial real estate and real estate construction loans, accounted for 47.3% of our loan portfolio as of December 31, 2011. Total consumer loans, which consist of residential real estate, home equity lines of credit and other consumer loans, made up 52.5% of our loan portfolio as of December 31, 2011. Loans held-for-sale comprised 0.2% of our portfolio as of December 31, 2011.

Loans held-for-sale totaled $1.8 million at December 31, 2011, down from $10.9 million at December 31, 2010. Loans held-for-sale at December 31, 2011, consisted of residential mortgage loans that we originated. Loans held-for-sale at December 31, 2010, included approximately $9.6 million of Florida loans.

Loans held-for-investment were $1.0 billion as of December 31, 2011, an increase of $103 million, or 11.2%, compared with December 31, 2010. This increase was mainly in commercial loans and was the result of efforts over the last two years to grow our Houston-based lending by adding commercial bankers. As of December 31, 2011 and 2010, loans comprised 67.2% and 62.8%, respectively of total assets.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$214,575	21.0%	$147,090	15.8%
Commercial real estate	210,437	20.5	166,043	17.8
Real estate construction	59,589	5.8	46,326	5.0

Total commercial	484,601	47.3	359,459	38.6
Consumer:
Residential real estate first lien (1)	202,968	19.8	205,531	22.1
Residential real estate second lien (2)	252,825	24.6	269,727	28.9
Home equity lines	55,191	5.4	60,609	6.5
Consumer other	27,901	2.7	25,131	2.7

Total consumer	538,885	52.5	560,998	60.2

Loans receivable	1,023,486	99.8	920,457	98.8
Loans held-for-sale	1,778	0.2	10,915	1.2

Total loans	$1,025,264	100.0%	$931,372	100.0%

(1)	Includes $50.3 million and $57.3 million of purchased loans as of December 31, 2011 and 2010.
(2)	Includes $14.1 million and $16.8 million of purchased loans as of December 31, 2011 and 2010.

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$115,431	10.7%	$135,534	11.1%	$127,583	11.6%
Commercial real estate	259,480	24.0	228,732	18.8	190,904	17.4
Real estate construction	87,008	8.1	178,845	14.7	187,118	17.0

Total commercial	461,919	42.8	543,111	44.6	505,605	46.0
Consumer:
Residential real estate first lien (1)	222,337	20.6	241,969	19.8	271,346	24.7
Residential real estate second lien (2)	291,433	27.0	302,141	24.8	195,583	17.8
Home equity lines	74,356	6.9	82,555	6.8	79,023	7.2
Consumer other	28,160	2.6	48,628	4.0	45,711	4.2

Total consumer	616,286	57.1	675,293	55.4	591,663	53.9

Loans receivable	1,078,205	99.9	1,218,404	100.0	1,097,268	99.9
Loans held-for-sale	1,058	0.1	150	—	1,396	0.1

Total loans	$1,079,263	100.0%	$1,218,554	100.0%	$1,098,664	100.0%

(1)	Includes $69.5 million, $83.1 million and $116 million of purchased loans as of December 31, 2009, 2008 and 2007.
(2)	Includes $19.3 million, $22.5 million and $26.2 million of purchased loans as of December 31, 2009, 2008 and 2007.

The contractual maturity ranges of our commercial and consumer loan portfolios (excluding loans held-for-sale) and the amount of such loans with predetermined and adjustable interest rates in each maturity range as of the dates indicated are summarized in the following table:

	December 31, 2011
	One Year or Less	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Commercial:
Commercial	$117,202	$74,917	$22,456	$214,575
Commercial real estate	22,673	164,403	23,361	210,437
Real estate construction	20,219	31,318	8,052	59,589

Total commercial	160,094	270,638	53,869	484,601
Consumer:
Residential real estate first lien	7,681	11,136	184,151	202,968
Residential real estate second lien	618	887	251,320	252,825
Home equity lines	—	—	55,191	55,191
Consumer other	21,451	4,736	1,714	27,901

Total consumer	29,750	16,759	492,376	538,885

Total loans receivable	$189,844	$287,397	$546,245	$1,023,486

Loans with a predetermined interest rate	$51,528	$122,557	$319,294	$493,379
Loans with an adjustable interest rate	138,316	164,840	226,951	530,107

Total loans receivable	$189,844	$287,397	$546,245	$1,023,486

As of December 31, 2011, 48.2% of our loan portfolio carried fixed interest rates and 51.8% of our loan portfolio had adjustable interest rates. Scheduled contractual principal repayments do not reflect the actual payments of loans. As of December 31, 2011, there was no concentration of loans to any one type of industry exceeding 10% of total loans. As of December 31, 2011, approximately 88.2% of our loans are located in Texas. Our largest lending concentration is in the energy sector. At December 31, 2011, our energy lending portfolio totaled $67.3 million, which represents 6.6% of total loans.

Our commercial loan portfolio also includes participations in shared national credits which are defined by banking regulators as credits of more than $20.0 million and with three or more non-affiliated banks as participants. Shared national credits totaled approximately $27.3 million at December 31, 2011.

Real Estate Loan Portfolio Concentrations

Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or loans to be similarly impacted by economic or other conditions. Our primary geographic concentration for our residential real estate and home equity lines portfolio is Texas.

As of December 31, 2011, the geographic concentrations of residential mortgage and home equity lines of credit by state were as follows:

	December 31, 2011
	Residential Mortgage First Lien (2)	Residential Mortgage Second Lien (2)	Home Equity Lines	Total	Percent of Total Loans
	(dollars in thousands)
Texas	$140,268	$239,113	$28,184	$407,565	39.8%
Colorado	4,892	3,752	20,782	29,426	2.8
Florida	19,057	750	3,737	23,544	2.3
California	10,117	1,306	1,400	12,823	1.2
Other (1)	28,634	7,904	1,088	37,626	3.7

Total	$202,968	$252,825	$55,191	$510,984	49.8%

(1)	Loans in any other individual state do not exceed 0.8% of total loans.
(2)	Includes $64.3 million of purchased loans with $11.3 million located in Texas, $2.2 million in Colorado, $19.1 million in Florida, and $9.5 million in California.

Changes in real estate values and underlying economic or market conditions for these areas are monitored regularly. Subprime loans, defined as loans in which the borrower has a FICO score of less than 620 at origination, amounted to $12.4 million at December 31, 2011. As of December 31, 2011, approximately 7.7% of our total loans consisted of residential real estate loans and home equity lines of credit that include an interest only feature as a part of the loan terms. All of these loans are considered to be prime or near prime.

We originate commercial real estate and real estate construction loans primarily to clients in our market areas in Texas, and a significant portion of the property collateralizing our commercial real estate and real estate construction loans is located in these areas. Approximately 29.5% of commercial real estate loans and real estate construction loans are loans to owner occupants. In certain circumstances, these loans may be collateralized by property outside of Texas.

	December 31, 2011
	Commercial Real Estate	Real Estate Construction	Total	Percent of Total Loans
	(dollars in thousands)
Retail	$110,510	$8,136	$118,646	11.6%
Industrial and warehouse	34,873	—	34,873	3.4
Multi-family	24,020	2,969	26,989	2.6
Office building	20,273	788	21,061	2.0
Land	748	19,358	20,106	2.0
1-4 family land	—	16,251	16,251	1.6
1-4 family structures	—	8,640	8,640	0.8
Other	20,013	3,447	23,460	2.3

Total	$210,437	$59,589	$270,026	26.3%

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

Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the loan portfolio. The entire balance of an account is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Nonaccrual loans and loans past due 90 days or more and still accruing totaled $10.8 million as of December 31, 2011, compared with $26.8 million as of December 31, 2010. The ratio of nonaccrual loans and loans 90 days past due and still accruing to total loans was 1.05% as of December 31, 2011, compared with 2.88% as of December 31, 2010.

Loans are generally placed on nonaccrual status when management determines that full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. Residential mortgage and home equity loans are generally charged off to current appraised values, less costs to sell, no later than 180 days past due. Other consumer loans are generally charged off at no later than 120 days past due, earlier if deemed uncollectible. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. If interest on nonaccrual loans as of December 31, 2011, had been accrued under the original loan terms, approximately $0.8 million would have been recorded as income during 2011, compared with interest payments of $0.3 million actually recorded during 2011. We sometimes revise the interest rate or repayment terms resulting in a troubled debt restructuring. All troubled debt restructurings are included in nonperforming assets unless interest is still being accrued.

We generally obtain updated appraisals on collateral secured loans categorized as nonaccrual loans and potential problem loans on an annual basis. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for loan losses. We record real estate acquired through foreclosure at fair value at the time of acquisition, less estimated costs to sell the property, establishing a new cost basis.

The following table presents information regarding nonperforming assets, accruing loans past due 90 days or more and restructured loans still accruing as of the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonaccrual loans – Texas (1)	$7,514	$15,167	$9,908	$17,371	$9,556
Nonaccrual loans – Florida (1)	3,275	11,310	26,080	13,160	1,652

Total nonaccrual loans (1)	10,789	26,477	35,988	30,531	11,208

Other real estate owned– Texas	377	4,783	9,494	1,779	835
Other real estate owned– Florida	1,713	4,515	5,145	1,002	—

Total other real estate owned	2,090	9,298	14,639	2,781	835

Total nonperforming assets	$12,879	$35,775	$50,627	$33,312	$12,043

Accruing loans past due 90 days or more	$—	$313	$1,489	$646	$2,183

Restructured loans still accruing	$4,122	$804	$530	$—	$—

Nonperforming assets to total loans and other real estate owned	1.25%	3.80%	4.63%	2.73%	1.10%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $12.9 million and $35.8 million as of December 31, 2011 and 2010, respectively. Our ratio of nonperforming assets to total loans and other real estate owned was 1.25% and 3.80% as of December 31, 2011 and 2010, respectively.

The following table presents information regarding nonaccrual loans and the associated specific reserves within the allowance for loan losses for each loan category:

	December 31, 2011		December 31, 2010
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
Commercial:
Commercial	$774	$5	$741	$189
Commercial real estate	2,223	161	4,484	—
Real estate construction	2,839	43	3,554	—

Total commercial	5,836	209	8,779	189
Consumer:
Residential real estate first lien (1)	4,778	—	10,320	2
Residential real estate second lien and home equity lines	175	—	707	372
Consumer	—	—	—	—

Total consumer	4,953	—	11,027	374

Loans held-for-sale	—	—	6,671	—

Total nonaccrual loans	$10,789	$209	$26,477	$563

(1)	Written down to fair value of collateral after becoming 180 days past due.

Nonaccrual loans aggregated $10.8 million as of December 31, 2011, compared with $26.5 million as of December 31, 2010. The decrease in first mortgage loans resulted primarily from the payoff of a $4.3 million loan in Texas. The decrease in commercial real estate loans was due to the resolution of several loans mostly in Florida. The decrease in loans held-for-sale was due to the sale of a $2.3 million commercial real estate loan in Florida and the resolution of a $2.1 million commercial real estate loan in Florida.

Loans 90 days past due or more and still accruing were zero at December 31, 2011, compared with $0.3 million at December 31, 2010. Restructured loans still accruing totaled $4.1 million at year end 2011 compared with $0.8 million at year end 2010.

Other real estate owned was $2.1 million at December 31, 2011, compared with $9.3 million at December 31, 2010, a $7.2 million decrease due primarily to the sale of several residential properties in Houston and the continued resolution of our Florida operations. Other real estate owned is comprised primarily of real estate acquired in settlement of loans.

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

Potential problem loans were $15.4 million and $32.8 million as of December 31, 2011 and 2010, respectively. Potential problem loans are those loans classified as substandard still accruing.

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

The allowance for loan losses is comprised of two components: specific reserves and general reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, we measure the amount of impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on our current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, we consider factors such as our historical loan loss experience, the experience, ability and effectiveness of our lending management and staff, the effectiveness of our loan policies, procedures and internal controls, strategic initiatives, the composition and concentrations of credit, changes in underlying collateral values, nonaccrual and loan classification trends, the effectiveness of the internal loan review function and general economic conditions. Based on these factors, we apply estimated percentages to the various categories of loans, not including any loan that has a specific reserve allocated to it, based on our historical experience, portfolio trends and economic and industry trends. We use this information to estimate the general reserve portion of the allowance for loan losses at a level that reflects our estimate of incurred losses.

Based on an evaluation of the loan portfolio, we present a quarterly review of the allowance for loan losses to Encore Bank’s asset classification committee and our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $18.0 million, or 1.76% of total loans, excluding loans held-for-sale, as of December 31, 2011, compared with $18.6 million, or 2.02% of total loans as of December 31, 2010.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Average total loans outstanding	$966,120	$1,046,164	$1,146,839	$1,171,619	$1,015,139

Loans receivable at end of year (excluding loans held-for-sale)	$1,023,486	$920,457	$1,078,205	$1,218,404	$1,097,268

Allowance for loan losses at beginning of year	$18,639	$26,501	$25,105	$11,161	$9,056
Charge-offs:
Commercial:
Commercial	(321)	(965)	(2,833)	(8,601)	(62)
Commercial real estate	(2,693)	(24,527)	(1,175)	(629)	—
Real estate construction	(205)	(9,159)	(6,780)	(1,728)	(79)

Total commercial	(3,219)	(34,651)	(10,788)	(10,958)	(141)

Consumer:
Residential real estate first lien	(1,140)	(4,089)	(2,767)	(634)	(191)
Residential real estate second lien	(2,802)	(3,720)	(2,543)	(1,323)	(759)
Home equity lines	(1,992)	(2,030)	(1,820)	(1,813)	(334)
Consumer other	(165)	(414)	(734)	(1,096)	(1,188)

Total consumer	(6,099)	(10,253)	(7,864)	(4,866)	(2,472)

Total charge-offs	(9,318)	(44,904)	(18,652)	(15,824)	(2,613)

Recoveries:
Commercial:
Commercial	140	883	2,917	139	46
Commercial real estate	163	17	—	6	—
Real estate construction	151	104	6	—	—

Total commercial	454	1,004	2,923	145	46

Consumer:
Residential real estate first lien	389	304	110	41	34
Residential real estate second lien	318	226	70	130	178
Home equity lines	91	180	131	9	43
Consumer other	143	159	154	268	388

Total consumer	941	869	465	448	643

Total recoveries	1,395	1,873	3,388	593	689

Net charge-offs	(7,923)	(43,031)	(15,264)	(15,231)	(1,924)

Provision for loan losses	7,252	35,169	16,660	29,175	4,029

Allowance for loan losses at end of year	$17,968	$18,639	$26,501	$25,105	$11,161

Ratio of net charge-offs to average total loans	0.82%	4.11%	1.33%	1.30%	0.19%
Ratio of allowance for loan losses to year end loans (excluding loans held-for-sale)	1.76%	2.02%	2.46%	2.06%	1.02%
Ratio of allowance for loan losses to nonaccrual loans (excluding nonaccrual loans held-for-sale of $6,671 in 2010)	166.54%	94.11%	73.64%	82.23%	99.58%

Net charge-offs for 2011 were $7.9 million, or 0.82% of average total loans, $43.0 million, or 4.11% of average total loans for 2010 and $15.3 million, or 1.33% of average total loans in 2009. During 2011 we experienced an overall decrease in charge-offs which was reflective of overall credit quality improvements and our decision in 2010 to exit the Florida market. Charge-offs were elevated in 2010 due in part to approximately $32.0 million in charge-offs related to our Florida loan portfolio, most of which resulted from the transfer of loans to held-for-sale during the year as we exited the Florida market. When we move a loan to held-for-sale, we charge the allowance for loan losses for any mark to market prior to transferring the loan. These Florida loans were mostly commercial real estate or land loans and had experienced significant decreases in collateral values. Additionally, first mortgage residential loan charge-offs were higher in 2010 and consisted mostly of loans in Florida that were purchased to comply with certain regulatory requirements. We also experienced an increase in second mortgage residential loan charge-offs, which resulted from the deteriorating economy and higher unemployment.

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

	December 31,
	2011		2010
	Amount	Percent of Loans to Total Loans (1)	Amount	Percent of Loans to Total Loans (1)
	(dollars in thousands)
Commercial:
Commercial	$2,888	21.0%	$4,150	15.8%
Commercial real estate	3,553	20.5	2,808	17.8
Real estate construction	1,919	5.8	1,486	5.0

Total commercial	8,360	47.3	8,444	38.6
Consumer:
Residential real estate first lien	3,335	19.8	3,355	22.1
Residential real estate second lien	4,284	24.6	4,713	28.9
Home equity lines	1,772	5.4	1,835	6.5
Consumer other	217	2.7	292	2.7

Total consumer	9,608	52.5	10,195	60.2
Loans held-for-sale	—	0.2	—	1.2

Total allowance for loan losses	$17,968	100.0%	$18,639	100.0%

	December 31,
	2009		2008		2007
	Amount	Percent of Loans to Total Loans (1)	Amount	Percent of Loans to Total Loans (1)	Amount	Percent of Loans to Total Loans (1)
	(dollars in thousands)
Commercial:
Commercial	$4,514	10.7%	$8,652	11.1%	$4,107	11.6%
Commercial real estate	10,580	24.0	4,687	18.8	2,099	17.4
Real estate construction	2,777	8.1	5,955	14.7	2,181	17.0

Total commercial	17,871	42.8	19,294	44.6	8,387	46.0
Consumer:
Residential real estate first lien	3,061	20.6	1,397	19.8	1,086	24.7
Residential real estate second lien	3,673	27.0	2,757	24.8	782	17.8
Home equity lines	1,577	6.9	1,153	6.8	308	7.2
Consumer other	319	2.6	504	4.0	598	4.2

Total consumer	8,630	57.1	5,811	55.4	2,774	53.9
Loans held-for-sale	—	0.1	—	—	—	0.1

Total allowance for loan losses	$26,501	100.0%	$25,105	100.0%	$11,161	100.0%

(1)	Loans held-for-sale are included in total loans for all periods.

We believe that the allowance for loan losses as of December 31, 2011, is adequate to cover estimated losses incurred in the portfolio as of that date. The estimate of losses represented by the allowance is subject to change as more information becomes known. Future losses, which could vary greatly in amount, will be recognized through future loan loss provisions in the period in which such losses are determined.

Investment Securities

Securities within the securities portfolio are classified as held-to-maturity, available-for-sale or trading based on the intent and objective of the investment and the ability to hold to maturity. As of December 31, 2011, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities or are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses, other than credit impairment, reported as a separate component of shareholders’ equity called other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $171 million as of December 31, 2011, compared with $252 million as of December 31, 2010.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity are classified as held-to-maturity. Held-to-maturity securities decreased to $99.6 million as of December 31, 2011, compared with $108 million as of December 31, 2010.

The following table summarizes the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	December 31, 2011		December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available-for-sale:
U.S. Government securities	$107,665	$108,020	$164,226	$162,655	$87,258	$86,821
Securities of U.S. states and political subdivisions	2,096	2,183	7,950	7,378	646	615
Mortgage-backed securities	41,664	42,179	59,377	60,144	45,275	46,137
Corporate debt securities	13,967	10,938	13,966	13,420	—	—
Other securities	4,481	4,621	5,529	5,401	4,410	4,386

Total	169,873	167,941	251,048	248,998	137,589	137,959
Marketable equity securities	2,592	2,860	2,531	2,786	2,523	2,692

Total available-for-sale securities	$172,465	$170,801	$253,579	$251,784	$140,112	$140,651

Held-to-maturity:
U.S. Government securities	$5,000	$5,044	$5,000	$5,000	$29,918	$29,959
Securities of U.S. states and political subdivisions	21,955	24,207	21,992	21,571	11,436	11,643
Mortgage-backed securities	50,642	52,025	58,286	58,987	57,868	58,614
Corporate debt securities	12,330	13,280	17,212	19,052	17,949	19,674
Other securities	9,703	9,901	5,128	5,128	—	—

Total held-to-maturity securities	$99,630	$104,457	$107,618	$109,738	$117,171	$119,890

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

As of December 31, 2011, we had net unrealized gains of $3.2 million in the securities portfolio compared with net unrealized gains of $0.3 million as of December 31, 2010. The $2.8 million increase in net unrealized gains was primarily attributable to changes in market interest rates from December 31, 2010 to December 31, 2011.

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2011. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of a mortgage-backed security (MBS) is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	December 31, 2011
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale:
U.S. Government securities	$90,289	0.57%	$10,005	0.40%	$5,000	3.63%	$2,371	2.61%	$107,665	0.74%
Securities of U.S. states and political subdivisions	—	—	—	—	—	—	2,096	5.27	2,096	5.27
Mortgage-backed securities	—	—	—	—	—	—	41,664	2.29	41,664	2.29
Corporate debt securities	—	—	—	—	13,967	5.21	—	—	13,967	5.21
Other securities	—	—	—	—	—	—	4,236	2.77	4,236	2.77
Held-to-maturity:
U.S. Government securities	—	—	—	—	5,000	4.42	—	—	5,000	4.42
Securities of U.S. states and political subdivisions	—	—	—	—	—	—	21,955	6.39	21,955	6.39
Mortgage-backed securities	—	—	—	—	—	—	50,642	2.78	50,642	2.78
Corporate debt securities	327	4.40	9,229	6.76	2,774	7.45	—	—	12,330	6.85
Other securities	—	—	—	—	5,050	2.43	4,653	2.43	9,703	2.43

Total	$90,616	0.58%	$19,234	3.45%	$31,791	4.59%	$127,617	3.27%	269,258	2.53

Equity and other securities									2,837	—

Total securities									$272,095	2.51%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. An analysis of our MBSs as of December 31, 2011, shows the estimated average life to be 3.27 years. The estimated average life will change if interest rates change. The estimated average life of the total securities portfolio was 2.92 years as of December 31, 2011.

We did not own the securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2011.

Deposits

Deposits are our primary source of funds and we rely on our private client offices to attract and retain those deposits. We offer a variety of products, which consist of noninterest-bearing and interest-bearing checking accounts, money market and savings accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. From time to time, we also purchase brokered deposits, either through a broker to increase the duration of the deposit portfolio, or through the Certificate of Deposit Account Registry Service (CDARS), which we do as a service for our clients. Our deposits averaged $1.1 billion for 2011, $1.2 billion for 2010 and $1.2 billion for 2009.

The interest rates we pay are based on the competitive environments. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. The change in cost of our deposits reflects the impact of the increase or decrease in short term rates, such as the Federal Funds rate or the London Inter Bank Offered Rate. Because of the competitive nature of the market for deposits, our rates tend to follow these benchmarks closely. In addition, during periods of rapid loan growth, we have at times offered special deposit products or attractive rates to fund this loan growth. The average cost of deposits, including noninterest-bearing deposits, for 2011 was 0.80% compared with 1.21% for 2010. The decrease in average cost of deposits was primarily due to falling interest rates.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$258,936	—%	$189,071	—%	$152,873	—%
Interest checking	167,566	0.17	146,863	0.28	186,440	0.48
Money market and savings	264,233	0.33	264,227	0.67	273,188	1.09
Time deposits less than $100,000	108,408	2.20	129,365	2.40	200,493	3.33

Core deposits	799,143	0.44	729,526	0.72	812,994	1.30

Time deposits $100,000 and greater	237,051	1.88	250,035	2.20	308,546	3.14
Brokered deposits	21,811	2.47	23,836	2.58	28,924	2.69
Noninterest-bearing deposits held-for-sale	—	—	16,188	—	—	—
Interest-bearing deposits held-for-sale	—	—	190,157	1.69	—	—

Total deposits	$1,058,005	0.80%	$1,209,742	1.21%	$1,150,464	1.83%

As of December 31, 2011, core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $859 million, or 78.1%, of total deposits, while time deposits $100,000 and greater and brokered deposits made up 21.9% of total deposits. As of December 31, 2011, total deposits increased $49.8 million, or 4.7%, to $1.1 billion compared with total deposits as of December 31, 2010.

As of December 31, 2010, core deposits were $790 million, or 75.2% of total deposits, while time deposits $100,000 and greater and brokered deposits made up 24.8% of total deposits. As of December 31, 2010, total deposits decreased to $1.1 billion from year end 2009, a decrease of $141 million, or 11.9%. However, deposits increased $89.8 million compared with their level at December 31, 2009, excluding the $231 million of Florida deposits sold in 2010.

The following table sets forth the period-end amount of our time deposits as of December 31, 2011, that are $100,000 and greater by time remaining until maturity:

December 31, 2011
(dollars in thousands)
Three months or less	$54,387
Over three months through six months	30,829
Over six months through one year	67,300
Over one year	71,694

Total	$224,210

While a majority of the time deposits in amounts of $100,000 and greater will mature within one year, we expect that a significant portion of these deposits will be renewed as the rates we offer on time deposits are competitive in the market. If a significant portion of the time deposits are not renewed, it could have an adverse effect on our liquidity. We monitor maturities and have other available funding sources such as FHLB advances to mitigate this effect.

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

Our borrowings and repurchase agreements were $219 million as of December 31, 2011. The outstanding balance as of December 31, 2011, includes $208 million in long term FHLB advances ($95.0 million of which have various call dates prior to the maturity date) and $10.5 million in repurchase agreements with clients.

We decreased our borrowings and repurchase agreements $1.1 million, or 0.5%, to $219 million as of December 31, 2011, from $220 million as of December 31, 2010. During 2010, we refinanced approximately $52.5 million of FHLB advances which were treated as exchanges of debt. As part of those transactions, we incurred prepayment penalties of $2.6 million, which were capitalized as part of the new advances and are being amortized over the life of the new advances.

The following table summarizes our outstanding borrowings and repurchase agreements at the dates indicated:

	As of and for the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Ending balance	$218,702	$219,777	$220,612
Average balance for the year	222,711	219,914	231,648
Maximum month end balance during the year	235,275	221,472	257,514
Average interest rate for the year	3.81%	3.87%	3.67%
Weighted average interest rate at the end of the year	3.57%	3.55%	3.82%

As of December 31, 2011, we had two issues of junior subordinated debentures outstanding totaling $20.6 million as follows:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of December 31, 2011	Fixed/ Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.50%	Adjustable quarterly	3 month LIBOR + 2.95%	$5,155	9/24/2033
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate (2)	6.85%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us after five years from the issuance date.
(2)	The debentures bear a fixed interest rate until April 19, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

The trust preferred securities issued by the trusts are currently included in our Tier 1 capital for regulatory purposes pursuant to Federal Reserve guidance. Under the Dodd-Frank Act, all trust preferred securities issued on or after May 19, 2010, must be deducted from Tier 1 capital, except for existing trust preferred securities issued prior to May 19, 2010, if the bank holding company has less than $15.0 billion in total consolidated assets as of December 31, 2009.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits and borrowed funds. Client deposits are our largest source of funds. For the years ended December 31, 2011 and 2010, our average deposits were $1.1 billion, or 71.5% of average total assets, and $1.2 billion, or 73.7% of average total assets.

At December 31, 2011, we had approximately $116 million in short term investments and $171 million in securities available-for-sale, which together represented 18.8% of total assets. Funds are also available from borrowings from the FHLB pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities) and repurchase agreements. As of December 31, 2011, we had $228 million in available credit from the FHLB. We monitor our liquidity closely through balance sheet analysis as well as cash flow projections to ensure that we have adequate liquidity to meet our obligations.

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

The primary source of Bancshares’s funding has been dividends from its subsidiaries Encore Bank, the payment of which is subject to bank regulatory limitations, and Town & Country. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to Bancshares. However, Bancshares maintains excess liquidity that would be sufficient to fully fund it and its nonbank affiliate operations for an extended period should funding from Encore Bank be interrupted.

Shareholders’ Equity

Shareholders’ equity increased $6.7 million, or 4.0%, to $173 million as of December 31, 2011 compared with $167 million as of December 31, 2010, primarily due to net earnings. Our ratio of average shareholders’ equity to average assets increased to 11.51% for 2011 compared with 11.04% for 2010.

Shareholders’ equity decreased $20.0 million, or 10.7%, to $167 million as of December 31, 2010, compared with $187 million as of December 31, 2009. Our ratio of average shareholders’ equity to average assets decreased to 11.04% for 2010 compared with 11.72% for 2009. The decrease was due primarily to our net loss. In addition, our shareholders’ equity and our capital ratios were impacted by the completion of a contingency payment obligation incurred in connection with our acquisition of Linscomb & Williams. The accrued liability related to this transaction as of December 31, 2009 was $7.9 million and was extinguished by the issuance of 696,000 shares of common stock and the payment of $2.1 million in cash in the first quarter of 2010. The recording of this transaction resulted in approximately $7.9 million in additional goodwill.

On December 5, 2008, in connection with our participation in the CPP, we issued and sold to the U.S. Treasury (i) 34,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share, and (ii) a Warrant to purchase up to 364,026 shares of our common stock for a ten-year term, at an exercise price of $14.01 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $34.0 million in cash. On September 27, 2011, we issued $32.9 million in Series B Preferred Stock to the Secretary of the Treasury in connection with the Small Business Lending Fund (SBLF). With these proceeds and an additional $1.3 million in cash, we redeemed $34.0 million of the Series A Preferred Stock and incurred a one-time non-cash accelerated preferred stock discount of $4.1 million. In November 2011, Treasury sold the Warrant to a third party.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. From time to time, we have issued trust preferred securities through a subsidiary trust either to fund organic growth or to support an acquisition. Trust preferred securities issued by us prior to May 19, 2010, can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of core capital elements. Any amount above this limit or issued on or after May 19, 2010, can be eligible for treatment as Tier 2 capital.

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

The following table presents capital amounts and ratios for us and Encore Bank as of December 31, 2011:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$140,203	9.73%	$57,660	4.00%	N/A	N/A
Tier 1 risk-based	140,203	13.22	42,416	4.00	N/A	N/A
Total risk-based	153,513	14.48	84,833	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$132,088	9.17%	$57,639	4.00%	$72,048	5.00%
Tier 1 risk-based	132,088	12.48	42,341	4.00	63,511	6.00
Total risk-based	145,398	13.74	84,682	8.00	105,852	10.00

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

Our interest sensitivity profile was asset sensitive as of December 31, 2011. Given an instantaneous 100 basis point increase in rates that was sustained for 12 months, our base net interest income would increase by an estimated 1.8% for the year ended December 31, 2011. Given an instantaneous 200 basis point increase in interest rates for the same period, our base net interest income would increase by an estimated 2.5% for the year ended December 31, 2011. Given that short-term interest rates are near zero, we did not run an instantaneous downward shock.

We also manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of interest-earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we have. From time to time, we may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts, or forward delivery contracts to reduce interest rate risk. As of December 31, 2011, we had no hedging instruments.

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

The following table sets forth our interest rate sensitivity analysis as of December 31, 2011:

	Volumes Subject to Repricing Within
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total Balance
	(dollars in thousands)
Interest-earning assets:
Loans	$250,332	$81,654	$99,093	$157,228	$179,663	$219,290	$38,004	$1,025,264
Securities	18,888	22,432	46,049	84,155	31,961	16,714	50,232	270,431
Other interest-earning assets	125,426	75	—	—	—	—	—	125,501

Total interest-earning assets	394,646	104,161	145,142	241,383	211,624	236,004	88,236	1,421,196
Interest-bearing liabilities:
Interest checking, money market and savings	421,918	—	—	—	—	—	—	421,918
Time deposits	31,028	47,565	43,999	98,099	43,513	79,256	—	343,460
FHLB advances	—	—	—	—	59,500	65,338	83,381	208,219
Borrowings and repurchase agreements	10,483	—	—	—	—	—	—	10,483
Junior subordinated debentures	—	5,155	15,464	—	—	—	—	20,619

Total interest-bearing liabilities	463,429	52,720	59,463	98,099	103,013	144,594	83,381	1,004,699

Interest rate sensitivity gap	$(68,783)	$51,441	$85,679	$143,284	$108,611	$91,410	$4,855	$416,497

Cumulative interest rate sensitivity gap	$(68,783)	$(17,342)	$68,337	$211,621	$320,232	$411,642	$416,497

Cumulative interest rate sensitive assets to rate sensitive liabilities	85.2%	96.6%	111.9%	131.4%	141.2%	144.7%	141.5%
Cumulative gap as a percent of total earning assets	(4.8)%	(1.2)%	4.8%	14.9%	22.5%	29.0%	29.3%

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

Contractual Obligations

The following table presents the payments due by period for our contractual obligations (other than deposit obligations) as of December 31, 2011:

	Payments Due in Years Ended:
	2012	2013-2014	2015-2016	Thereafter	Total
	(dollars in thousands)
Operating leases	$2,486	$4,654	$2,309	$4,368	$13,817
FHLB advances	—	88,617	34,602	85,000	208,219
Other borrowed funds	10,483	—	—	—	10,483
Junior subordinated debentures	—	—	—	20,619	20,619

Total	$12,969	$93,271	$36,911	$109,987	$253,138

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

Our commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Payments Due in Years Ended:
	2012	2013-2014	2015-2016	Thereafter	Total
	(dollars in thousands)
Standby letters of credit	$2,981	$763	$615	$—	$4,359
Commitments to extend credit	117,689	26,056	13,636	17,737	175,118

Total	$120,670	$26,819	$14,251	$17,737	$179,477

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, have audited the consolidated financial statements prepared by the Company and have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Item 9B. Other Information

On March 1, 2012, the Company entered into a change in control agreement with each of Patrick Oakes and Stephanie Pollock. The agreements have an initial term of five years or until the executive reaches his or her normal retirement date (as defined in the agreement) and provide for, among other things, a lump sum payment to each executive officer equal to the sum of two times such officer’s base salary plus two times the average of all performance bonus payments received by such officer for the last two fiscal years to be made upon termination of employment within two years following a change in control. In addition, upon a change in control, all outstanding stock options and nonvested restricted stock awarded to each of the executive officers pursuant to a stock incentive plan of the Company will become vested and immediately exercisable. The change in control agreements will automatically renew for subsequent one-year periods unless notice of termination is properly given by the Company or the executive officer. While each of the change in control agreements contains a post-employment confidentiality provision, neither executive officer is bound by a post-employment non-competition provision.

The above summary of the change in control agreements is qualified in its entirety by reference to the full text of each agreement filed as an exhibit to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board of Directors—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders (the 2012 Proxy Statement) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The information required by this Item is incorporated herein by reference under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. We will furnish a copy of any exhibit to shareholders upon written request to Encore Bancshares, Inc. and payment of a reasonable fee.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit (1)	Description

2.1	Agreement and Plan of Reorganization, dated as of August 29, 2005, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.4 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement))

2.2	First Amendment to Agreement and Plan of Reorganization, dated July 28, 2006, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.5 to the S-1 Registration Statement)

2.3	Second Amendment to Agreement and Plan of Reorganization, dated March 30, 2007, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to the S-1 Registration Statement)

2.4	Third Amendment to Agreement and Plan of Reorganization, dated March 13, 2010, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

2.5	Purchase and Assumption Agreement dated March 15, 2010 by and among Encore Bank, N.A., Ovation Holdings, Inc. and National Bank of Southwest Florida (incorporated herein by reference to Exhibit 2.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on March 19, 2010)

2.6	Securities Purchase Agreement, dated September 27, 2011, between the Secretary of the Treasury and Encore Bancshares, Inc., with respect to the issuance and sale of the Series B Preferred Stock (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the S-1 Registration Statement)

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement)

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

3.4	Statement of Designations establishing the terms of the Series B Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

3.5	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement)

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement)

4.2	Form of Series B Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

4.3	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

10.1†	Encore Bancshares, Inc. 2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the S-1 Registration Statement)

Exhibit (1)	Description

10.2†	Form of Encore Bancshares, Inc. Stock Option Award Terms and Conditions and corresponding notice (incorporated herein by reference to Exhibit 10.2 to the S-1 Registration Statement)

10.3†	Form of Encore Bancshares, Inc. Restricted Stock Award Agreement and corresponding notice (incorporated herein by reference to Exhibit 10.3 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.4†	Encore Bancshares, Inc. 2008 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-150996 (the S-8 Registration Statement))

10.5†	Form of Encore Bancshares, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the S-8 Registration Statement)

10.6†	Form of Encore Bancshares, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 to the S-8 Registration Statement)

10.7†	Form of Encore Bancshares, Inc. Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.7 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.8†	Form of Encore Bancshares, Inc. Long-Term Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.8 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.9†*	Executive Employment Agreement effective January 1, 2012 between William Reed Moraw and Town & Country Insurance Agency, Inc.

10.10†	Amended and Restated Letter Change-in-Control Agreement dated March 15, 2010 between James S. D’Agostino, Jr. and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.10 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.11†	Letter Employment Agreement dated January 29, 2010 between J. Harold Williams and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on February 3, 2010)

10.12†	Letter Employment Agreement dated January 29, 2010 between G. Walter Christopherson and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on February 3, 2010)

10.13†*	Letter Change-in-Control Agreement dated March 1, 2012 between Patrick Oakes and Encore Bancshares, Inc.

10.14†	Letter Change-in-Control Agreement dated March 15, 2010 between Preston Moore and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.14 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.15†	Letter Change-in-Control Agreement dated March 15, 2010 between Carmen A. Jordan and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.15 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.16†	Letter Change-in-Control Agreement dated March 15, 2010 between Charles W. Jenness and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.16 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.17†*	Letter Change-in-Control Agreement dated March 1, 2012 between Stephanie Pollock and Encore Bancshares, Inc.

Exhibit (1)	Description

10.18†	Form of Indemnity Agreement with directors of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.19†	Form of Indemnity Agreement with directors of Encore Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.20†	Form of Executive Compensation Letter Agreement with senior executive officers of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.3 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

21.1	List of Subsidiaries of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 to Encore Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008)

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

†	Management contract or compensatory plan arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	Encore Bancshares, Inc. has other long term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. We hereby agree to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BANCSHARES, INC. (Registrant)

Dated: March 1, 2012	By:	/s/ James S. D’Agostino, Jr.
James S. D’Agostino, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2012

/s/ Patrick Oakes Patrick Oakes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2012

/s/ Stephanie Pollock Stephanie Pollock	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2012

/s/ Preston Moore Preston Moore	Director and President	March 1, 2012

/s/ Carin M. Barth Carin M. Barth	Director	March 1, 2012

/s/ Charles W. Jenness Charles W. Jenness	Director	March 1, 2012

/s/ John Bryan King John Bryan King	Director	March 1, 2012

/s/ Walter M. Mischer, Jr. Walter M. Mischer, Jr.	Director	March 1, 2012

/s/ Edwin E. Smith Edwin E. Smith	Director	March 1, 2012

/s/ Eugene H. Vaughan Eugene H. Vaughan	Director	March 1, 2012

/s/ David E. Warden David E. Warden	Director	March 1, 2012

/s/ J. Harold Williams J. Harold Williams	Director	March 1, 2012

/s/ Randa Duncan Williams Randa Duncan Williams	Director	March 1, 2012

ENCORE BANCSHARES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the consolidated balance sheets of Encore Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2009 were audited by other auditors whose report, dated March 16, 2010, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Houston, Texas

March 1, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the consolidated statements of operations, changes in shareholders’ equity and cash flows of Encore Bancshares, Inc. (a Texas corporation) and subsidiaries (the Company) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Encore Bancshares, Inc. and subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    Grant Thornton LLP

Houston, Texas

March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Encore Bancshares, Inc.

We have audited the internal control over financial reporting of Encore Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Encore Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Encore Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2011, and our report dated March 1, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    Deloitte & Touche LLP

Houston, Texas

March 1, 2012

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$13,397	$13,523
Interest-bearing deposits in banks	114,403	49,478
Federal funds sold and other temporary investments	1,269	1,098

Cash and cash equivalents	129,069	64,099
Securities available-for-sale, at fair value	170,801	251,784
Securities held-to-maturity, at amortized cost	99,630	107,618
Loans held-for-sale, at lower of cost or fair value	1,778	10,915
Loans receivable	1,023,486	920,457
Allowance for loan losses	(17,968)	(18,639)

Net loans receivable	1,005,518	901,818
Federal Home Loan Bank of Dallas stock, at cost	9,829	9,610
Other real estate owned	2,090	9,298
Premises and equipment, net	6,537	7,023
Cash surrender value of life insurance policies	16,508	15,935
Goodwill	35,799	35,799
Other intangible assets, net	4,533	4,716
Other assets	40,491	47,882

Total Assets	$1,522,583	$1,466,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$334,859	$219,756
Interest-bearing	765,378	830,688

Total deposits	1,100,237	1,050,444
Borrowings and repurchase agreements	218,702	219,777
Junior subordinated debentures	20,619	20,619
Other liabilities	9,636	9,016

Total liabilities	1,349,194	1,299,856
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 33 shares in 2011 issued and 34 shares in 2010 issued; aggregate liquidation preference of $33,093 in 2011 and $34,222 in 2010	32,914	29,500
Common stock, $1 par value, 50,000 shares authorized; 11,739 shares in 2011 issued and 11,479 shares in 2010 issued	11,739	11,479
Additional paid-in capital	124,762	122,678
Retained earnings	5,950	4,641
Common stock in treasury, at cost (81 shares in 2011 and 48 shares in 2010)	(854)	(455)
Accumulated other comprehensive loss	(1,122)	(1,202)

Total shareholders’ equity	173,389	166,641

Total Liabilities and Shareholders’ Equity	$1,522,583	$1,466,497

The accompanying notes are an integral part of these consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Interest income:
Loans, including fees	$55,851	$61,189	$68,006
Securities	7,613	6,720	8,518
Federal funds sold and other temporary investments	515	894	702

Total interest income	63,979	68,803	77,226
Interest expense:
Deposits	8,514	14,600	21,013
Borrowings and repurchase agreements	8,485	8,510	8,493
Junior subordinated debentures	1,193	1,194	1,225

Total interest expense	18,192	24,304	30,731

Net interest income	45,787	44,499	46,495
Provision for loan losses	7,252	35,169	16,660

Net interest income after provision for loan losses	38,535	9,330	29,835
Noninterest income:
Trust and investment management fees	20,116	18,970	16,894
Insurance commissions and fees	5,838	5,771	5,477
Net gain (loss) on sale of available-for-sale securities	(96)	518	2,324
Gain on sale of branches	—	3,682	—
Other	2,805	2,802	2,642

Total noninterest income	28,663	31,743	27,337
Noninterest expense:
Compensation	34,097	34,161	30,163
Occupancy	4,885	5,666	6,050
Equipment	1,045	1,228	1,695
Advertising and promotion	551	617	807
Outside data processing	3,112	3,551	3,173
Professional fees	4,252	4,846	4,017
Intangible amortization	604	635	681
FDIC assessment	2,058	3,680	2,115
Other real estate owned expenses, net	2,011	7,103	1,503
Write down of assets held-for-sale	713	12,084	—
Other	3,921	5,029	4,220

Total noninterest expense	57,249	78,600	54,424

Net income (loss) before income taxes	9,949	(37,527)	2,748
Income tax expense (benefit)	2,709	(13,297)	962

Net income (loss)	$7,240	$(24,230)	$1,786

Income (loss) available to common shareholders (1)	$1,309	$(26,454)	$(428)

Income (loss) per common share:
Basic	$0.11	$(2.37)	$(0.04)
Diluted	0.11	(2.37)	(0.04)
Average common shares outstanding	11,597	11,179	10,381
Diluted average common shares outstanding	11,651	11,179	10,381

(1)	Includes $4,102 accelerated amortization of preferred stock discount in 2011.

The accompanying notes are an integral part of these consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2010 and 2011

(Amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2009	$28,461	10,247	$10,247	$115,489	$31,523	$(98)	$120	$185,742
Stock-based compensation cost recognized in earnings	—	—	—	1,018	—	—	—	1,018
Issuance of restricted stock	—	297	297	(297)	—	—	—	—
Forfeitures of restricted stock	—	(17)	(17)	17	—	—	—	—
Excess tax expense from stock-based compensation	—	—	—	(143)	—	—	—	(143)
Purchase of treasury stock (17 shares)	—	—	—	—	—	(135)	—	(135)
Comprehensive income:
Net income	—	—	—	—	1,786	—	—	1,786
Change in net unrealized gain on securities available-for-sale, net of deferred tax expense of $115 and reclassification adjustment	—	—	—	—	—	—	99	99

Total comprehensive income								1,885
Dividends on preferred stock and amortization of preferred stock discount	515	—	—	—	(2,214)	—	—	(1,699)

Balance at December 31, 2009	28,976	10,527	10,527	116,084	31,095	(233)	219	186,668
Stock-based compensation cost recognized in earnings	—	—	—	1,349	—	—	—	1,349
Issuance of common shares	—	696	696	5,135	—	—	—	5,831
Issuance of restricted stock	—	241	241	(241)	—	—	—	—
Cancellation and forfeiture of restricted stock	—	(60)	(60)	60	—	—	—	—
Exercise of stock options	—	75	75	349	—	—	—	424
Purchase of treasury stock (25 shares)	—	—	—	—	—	(222)	—	(222)
Excess tax expense from stock-based compensation	—	—	—	(58)	—	—	—	(58)
Comprehensive loss:
Net loss	—	—	—	—	(24,230)	—	—	(24,230)
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred tax benefit of $792 and reclassification adjustment	—	—	—	—	—	—	(1,421)	(1,421)

Total comprehensive loss								(25,651)
Dividends on preferred stock and amortization of preferred stock discount	524	—	—	—	(2,224)	—	—	(1,700)

Balance at December 31, 2010	29,500	11,479	11,479	122,678	4,641	(455)	(1,202)	166,641
Stock-based compensation cost recognized in earnings	—	—	—	1,618	—	—	—	1,618
Issuance of preferred stock	32,914	—	—	—	—	—	—	32,914
Redemption of preferred stock	(34,000)	—	—	—	—	—	—	(34,000)
Issuance of common stock	—	266	266	331	—	—	—	597
Forfeiture of restricted stock	—	(6)	(6)	6	—	—	—	—
Purchase of treasury stock (33 shares)	—	—	—	—	—	(399)	—	(399)
Excess tax benefit from stock-based compensation	—	—	—	129	—	—	—	129
Comprehensive income:
Net income	—	—	—	—	7,240	—	—	7,240
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred tax expense of $69 and reclassification adjustment	—	—	—	—	—	—	80	80

Total comprehensive income								7,320
Dividends on preferred stock and amortization of preferred stock discount	4,500	—	—	—	(5,931)	—	—	(1,431)

Balance at December 31, 2011	$32,914	11,739	$11,739	$124,762	$5,950	$(854)	$(1,122)	$173,389

The accompanying notes are an integral part of these consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,240	$(24,230)	$1,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	7,252	35,169	16,660
Write down of assets held-for-sale and other real estate owned	2,541	16,914	695
Depreciation and amortization, net	2,997	2,692	2,979
Stock-based compensation	1,618	1,349	1,018
Gain on sale of available-for-sale securities and other assets, net	(135)	(3,655)	(2,486)
Loans originated for sale in the secondary market	(19,338)	(37,318)	(48,913)
Proceeds from sale of mortgage loans	20,539	36,297	48,523
Increase in value of life insurance policies	(573)	(596)	(653)
Deferred income tax provision (benefit)	2,169	(9,979)	(1,361)
Other assets, net	5,116	(2,197)	(6,536)
Other liabilities, net	429	1,440	(1,059)

Net cash provided by operating activities	29,855	15,886	10,653

Cash flows from investing activities:
Purchases of available-for-sale securities	(148,902)	(303,386)	(258,494)
Principal collected on available-for-sale securities	73,993	26,733	21,941
Proceeds from sales of available-for-sale securities	155,344	159,612	176,855
Purchases of held-to-maturity securities	(10,050)	(61,291)	(62,137)
Proceeds from prepayments and maturities of held-to-maturity securities	17,980	71,250	41,118
Acquisition of other real estate owned	—	—	(1,917)
Proceeds from sales of other real estate owned	7,255	11,349	4,796
Net cash paid for sales of branches	—	(225,293)	—
Cash paid for acquisitions	(188)	(2,095)	—
Proceeds from sales of loans	9,636	85,491	—
Net (increase) decrease in loans	(115,009)	1,880	108,732
Purchases of Federal Home Loan Bank stock, net of redemption	(182)	(6)	(10)
Purchases of premises and equipment	(681)	(282)	(297)

Net cash provided by (used in) investing activities	(10,804)	(236,038)	30,587

Cash flows from financing activities:
Net increase in deposits	49,793	89,815	91,039
Proceeds from long term Federal Home Loan Bank of Dallas borrowings	—	52,500	—
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(51)	(55,142)	(47)
Increase (decrease) in repurchase agreements	(1,591)	1,400	(51,305)
Proceeds from issuance of common stock, net of purchase of treasury stock	198	202	(135)
Redemption of preferred stock	(34,000)	—	—
Proceeds from issuance of preferred stock	32,914	—	—
Preferred dividends paid	(1,473)	(1,700)	(1,606)
Other, net	129	—	(62)

Net cash provided by financing activities	45,919	87,075	37,884

Net increase (decrease) in cash and cash equivalents	64,970	(133,077)	79,124
Cash and cash equivalents at beginning of year	64,099	197,176	118,052

Cash and cash equivalents at end of year	$129,069	$64,099	$197,176

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$18,215	$24,259	$30,848
Income taxes paid	275	196	1,035
Noncash investing and financing activities:
Real estate acquired in satisfaction of loans	1,926	10,500	15,788
Issuance of common stock for acquisition	—	5,831	—
Accrual of contingent consideration	—	—	7,926
Transfer of loans held-for-sale to loans receivable	7,327	—	—
Financing sales of other real estate owned	—	440	—

The accompanying notes are an integral part of these consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows. The accounting principles and the methods of applying them are in conformity with both accounting principles generally accepted in the United States of America (US GAAP) and prevailing practices of the banking industry.

Basis of Presentation

Encore Bancshares, Inc. (on a consolidated basis referred to as the Company), headquartered in Houston, Texas, is a financial holding company. The Company’s business segments are Banking, Wealth Management and Insurance. For further discussion of each business segment, refer to Note T. The Company’s principal subsidiary is Encore Bank, National Association (Encore Bank), which operates as a national banking association. The Company provides wealth management services through Linscomb & Williams, Inc. (Linscomb & Williams), a subsidiary of Encore Bank, and the Trust Division of Encore Bank (Encore Trust). The Company provides property and casualty insurance products through its subsidiary Town & Country Insurance Agency, Inc. (Town & Country).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, Linscomb & Williams and Town & Country. All intercompany balances and transactions have been eliminated.

Nature of Operations

The Company is primarily in the business of attracting deposits and investing these funds in loans and securities, as well as providing trust and investment management services and property and casualty insurance products.

The Company provides a variety of financial services through twelve private client offices located in the greater Houston area, and five wealth management offices and five insurance offices in Texas. Six private client offices in Florida were sold in 2010. The Company’s product offerings, places of business and service delivery are positioned to best meet the needs of privately-owned businesses, professional firms, investors and affluent individuals.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. Material estimates that are considered particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of loans held-for-sale, the valuation of deferred tax assets, and the valuation of goodwill and other intangible assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash, demand deposits at other financial institutions, federal funds sold and certificates of deposit that have an initial maturity when purchased of three months or less.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Securities

Securities are classified among two categories at the time the securities are purchased: held-to-maturity and available-for-sale. These classifications are reassessed periodically. The Company does not hold trading securities.

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt securities that might not be held until maturity and marketable equity securities are classified as available-for-sale and recorded at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in other comprehensive income. Marketable equity securities without a readily determinable market value are classified as available-for-sale and recorded at cost.

The Company recognizes purchase premiums and discounts on securities in interest income using the interest method over the contractual lives, adjusted for actual prepayments. Declines in the fair value of cost basis, held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment losses, the Company considers, if applicable (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the Company intends to sell the security, and (4) if there no intention to sell the security, whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or estimated fair value. Fair value of commercial loans held-for-sale is primarily based on third party valuations. Fair value for consumer mortgages held-for-sale is based on commitments on hand from investors or prevailing market prices. Consumer mortgage loan gains and losses on sales are recorded in noninterest income and determined on a specific identification basis. Losses on other loans held-for-sale are recorded in noninterest expense.

Loans Receivable

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, and any deferred fees or costs on originated loans. The Company accrues interest income on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on loans purchased are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When the interest accrual is discontinued, all unpaid interest is charged off against interest income. Subsequently, the Company recognizes income only to the extent cash payments are received until, in its judgment, the borrower’s ability to make periodic interest and principal payments are reasonably assured, in which case the loan is returned to accrual status.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for losses incurred on loans. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses and is reduced by net charge-offs. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Consumer loans are generally charged-off when the loan principal and interest is deemed not collectible and no later than 120 days past due unless the loan is well secured and in the process of collection. Recoveries are credited to the allowance at the time of recovery. The Company’s allowance for loan losses consists of two components including a specific reserve on individual loans that are considered impaired and a general component based upon probable but unidentified losses inherent in the loan portfolio.

The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company generally considers a period of delay in payment to include delinquency up to 90 days. The identification of commercial loans that may be impaired is based on a loan review process whereby the Company maintains an internally classified loan list. Loans on this listing are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectability. The Company individually assesses and evaluates for impairment certain commercial loans over $100,000 and commercial loans collateralized by real estate over $250,000 as well as certain consumer loans collateralized by real estate. Additionally, loans restructured in a troubled debt restructuring are considered impaired. If an individually evaluated loan is considered impaired, a specific valuation allowance is allocated through an increase to the allowance for loan losses, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

The general component of the reserve is based on, among other things, the historical loan loss experience for each loan type, the growth, composition and diversification of the loan portfolio, delinquency and loan classification trends, estimated value of the underlying collateral, and the results of recent regulatory examinations. Also, new credit products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel are also taken into consideration. In analyzing the adequacy of the allowance for loan losses, the Company utilizes a loan grading system for commercial loans, which include commercial, commercial real estate and real estate construction loans, to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. Consumer loans, which include residential real estate first and second lien, home equity lines and consumer other loans, are evaluated periodically based on their repayment status.

As a final step to the evaluation process, the Company performs an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables the Company to mitigate, but not eliminate, the imprecision inherent in loan- and segment-level estimates of expected loan losses. This review of the allowance includes judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and concentration risks.

There are numerous factors that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require qualitative judgments. Although the Company believes that the processes for determining an appropriate level for the allowance adequately address the various factors that could potentially result in loan losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and the Company’s estimates and projections could require an additional provision for loan losses, which would negatively impact

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

results of operations in future periods. Management believes that, given the procedures followed in estimating incurred losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

Insurance Commissions and Fees

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Company also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by it. The Company recognizes contingent commissions from insurance companies when determinable, which is generally when such commissions are received or when data is received from the insurance companies that allows the reasonable estimation of these amounts. Commission adjustments are recorded, including policy cancellations and override commissions, when the adjustments become reasonably estimable, which is generally in the period in which they occur.

Assets Under Administration and Asset Management Fees

The Company does not include assets held in fiduciary or agency capacities in the consolidated balance sheets, since such items are not assets of the Company.

Fees from asset management activities are recorded on the accrual basis, over the period in which the service is provided. Fees are a function of the market value of assets administered and managed, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.

Off-Balance-Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit and letters of credit. These financial instruments are recorded when they are funded. The Company maintains a reserve that covers estimated credit losses on these commitments which is generally based on the historical loss factors for each type of loan commitment. This reserve is included in other liabilities, with any increases or decreases to the reserve included in noninterest expense.

Other Real Estate Owned

The Company initially records real estate acquired in settlement of loans at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Fair value is defined as the amount of cash or cash equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller—that is, in other than a forced or liquidation sale. At the time of foreclosure, any excess of the related loan balance over fair value (less estimated costs to sell) of the property acquired is charged to the allowance for loan losses. Subsequent declines in value below the new cost basis are recorded through the use of a valuation allowance with a charge to noninterest expense. Subsequent increases in value up to the amount of the valuation allowance are included in noninterest expense. Required development costs associated with foreclosed property under construction are capitalized. Operating expenses, net of related income, and gains and losses on disposition are included in noninterest expense. Recognition of gain on sale of real estate is

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, the gain, or a portion thereof, is deferred until the necessary criteria are met. At December 31, 2011 and 2010, other real estate owned consisted of real estate acquired in settlement of loans of $2.1 million and $9.3 million.

Federal Home Loan Bank of Dallas Stock

Federal Home Loan Bank of Dallas (FHLB) stock is a restricted investment security, carried at cost, and evaluated for impairment. Both cash and stock dividends received on FHLB stock are reported as income.

Premises and Equipment

The Company records leasehold improvements and equipment at cost, which are depreciated using the straight-line method over the estimated useful lives of the assets ranging from 1.5 to 20 years. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term including option periods where failure to renew results in an economic penalty. Capitalized costs, including interest, related to the construction of facilities are depreciated over the shorter of the estimated life of the asset or the lease term of the facility. Maintenance and repairs are charged to appropriate expense accounts in the period incurred. Material improvements are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to income.

The Company records premises and equipment to be disposed of at the lower of the carrying amount or estimated fair value less selling costs. Any loss due to the write down of assets is recognized currently in the consolidated statements of operations.

Bank Owned Life Insurance

Encore Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill

Goodwill is recorded when the purchase price is higher than the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared to its carrying value. If a reporting unit’s carrying value exceeds its fair value, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment.

Other Intangible Assets

Other intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

relate to client relationships. Other intangibles are amortized using accelerated methods over their estimated useful lives, ranging from 8 to 20 years. These intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

Income Taxes

Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Encore Bank is included in the Company’s consolidated federal income tax return. Under a tax sharing policy, federal income tax expense is allocated to individual subsidiaries as if the tax was calculated on a separate return basis. Federal income tax benefits are allocated to individual subsidiaries to the extent the deductions are utilized in the consolidated return.

Stock-Based Compensation

Compensation expense for all stock-based payments is measured and recognized at fair value. Compensation expense for restricted stock is based on the market price of the Company’s common stock on the date of grant and is recognized ratably over the vesting period.

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

The changes in the components of other comprehensive income (loss) are as follows (dollars in thousands):

	2011	2010	2009
Unrealized holding gains (losses) on available-for-sale securities arising during period	$245	$(2,731)	$(2,110)
Reclassification adjustment for gains (losses) included in income	(96)	518	2,324

Net pre-tax gain (loss) recognized in other comprehensive income	149	(2,213)	214
Tax (expense) benefit	(69)	792	(115)

Net-of-tax impact on comprehensive income (loss)	$80	$(1,421)	$99

Fair Values of Financial Instruments

The Company estimates the fair value of financial instruments based on the fair value hierarchy. Fair value estimates involve uncertainties and matters of judgment regarding interest rates, credit risk, prepayments, and

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

other factors, especially in the absence of bench marks for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. For more information on the fair value of our financial instruments, see Note Q – Fair Value of Assets and Liabilities.

Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per common share is calculated using income (loss) available to common shareholders (income (loss) after deducting preferred dividends) divided by the weighted average of common shares outstanding during the period, including nonvested restricted stock. Diluted income per common share includes the dilutive effect of stock options granted, using the treasury stock method.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and the amount or range of loss can be reasonably estimated.

Adoption of Updates to the Financial Accounting Standards Board (FASB) Codification

On July 1, 2011, the Company adopted FASB ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 applies retrospectively to restructurings occurring on or after January 1, 2011, and its disclosures are presented in Note C.

Pending Accounting Pronouncements

FASB ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 was effective for the Company on January 1, 2012 and is not expected to have a significant impact on its financial statements.

FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and IFRSs. ASU 2011-04 was effective for the Company on January 1, 2012 and is not expected to have a significant impact on its financial statements.

FASB ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the Company on January 1, 2012 and will be implemented in 2012 financial statements.

FASB ASU No. 2011-08, “Testing Goodwill for Impairment”, amends the guidance in FASB ASC 350-20. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 was effective January 1, 2012, with early adoption permitted, and will be implemented in 2012.

Sale of Florida Operations

On March 15, 2010, Encore Bank executed two separate purchase and assumption agreements to sell certain assets and transfer certain liabilities of its Florida operations. The first agreement was with Ovation Holdings, Inc. (Ovation Holdings) and its subsidiary bank, National Bank of Southwest Florida (NBSWF), headquartered in Port Charlotte, Florida.

On December 31, 2010, NBSWF assumed approximately $181 million of deposits associated with four private client offices located in Naples, Ft. Myers and Sun City Center, Florida. NBSWF also purchased approximately $61.5 million of loans as well as other assets, including premises and equipment. The Company recorded a $3.5 million write down of premises and equipment, a charge-off of $1.3 million related to the loans and a gain on sale of branches of $2.6 million.

The second agreement was with HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Pursuant to this agreement, in May 2010, HomeBanc assumed approximately $50.5 million of deposits and certain assets associated with two private client offices in Clearwater and Belleair Bluffs, Florida. The Company recorded a gain on sale of branches of $1.1 million.

In October 2010, Encore Bank sold $25.3 million of Florida loans in a bulk sale. These loans were classified as held-for-sale as of September 30, 2010, and were marked to market in the third quarter of 2010, resulting in a charge of $8.5 million, primarily to the allowance for loan losses. This pool of loans included $19.8 million of nonaccrual loans.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity consisted of the following (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Available-for-sale:
U.S. Government securities	$107,665	$355	$—	$108,020
Securities of U.S. states and political subdivisions	2,096	87	—	2,183
Mortgage-backed securities	41,664	533	(18)	42,179
Corporate debt securities	13,967	—	(3,029)	10,938
Other securities	4,481	140	—	4,621

Total	169,873	1,115	(3,047)	167,941
Marketable equity securities	2,592	268	—	2,860

Total available-for-sale securities	$172,465	$1,383	$(3,047)	$170,801

Held-to-maturity:
U.S. Government securities	$5,000	$44	$—	$5,044
Securities of U.S. states and political subdivisions	21,955	2,258	(6)	24,207
Mortgage-backed securities	50,642	1,388	(5)	52,025
Corporate debt securities	12,330	950	—	13,280
Other securities	9,703	198	—	9,901

Total held-to-maturity securities	$99,630	$4,838	$(11)	$104,457

December 31, 2010
Available-for-sale:
U.S. Government securities	$164,226	$231	$(1,802)	$162,655
Securities of U.S. states and political subdivisions	7,950	—	(572)	7,378
Mortgage-backed securities	59,377	1,015	(248)	60,144
Corporate debt securities	13,966	—	(546)	13,420
Other securities	5,529	18	(146)	5,401

Total	251,048	1,264	(3,314)	248,998
Marketable equity securities	2,531	255	—	2,786

Total available-for-sale securities	$253,579	$1,519	$(3,314)	$251,784

Held-to-maturity:
U.S. Government securities	$5,000	$—	$—	$5,000
Securities of U.S. states and political subdivisions	21,992	98	(519)	21,571
Mortgage-backed securities	58,286	706	(5)	58,987
Corporate debt securities	17,212	1,840	—	19,052
Other securities	5,128	—	—	5,128

Total held-to-maturity securities	$107,618	$2,644	$(524)	$109,738

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The Company owns certain debt securities with unrealized losses as of December 31, 2011 and 2010. These securities, with unrealized losses segregated by length of impairment at year end, were as follows (dollars in thousands):

Description of Securities	Fair Value	Unrealized Losses
December 31, 2011
Less than 12 months
Available-for-sale:
Corporate debt securities	$5,555	$(1,412)

Held-to-maturity:
Securities of U.S. states and political subdivisions	$1,009	$(6)

More than 12 months
Available-for-sale:
Mortgage-backed securities	$2,170	$(18)
Corporate debt securities	5,383	(1,617)

Total available-for-sale securities	$7,553	$(1,635)

Held-to-maturity:
Mortgage-backed securities	$791	$(5)

December 31, 2010
Less than 12 months
Available-for-sale:
U.S. Government securities	$42,840	$(1,802)
Securities of U.S. states and political subdivisions	7,378	(572)
Mortgage-backed securities	13,517	(248)
Corporate debt securities	13,420	(546)
Other securities	4,818	(146)

Total available-for-sale securities	$81,973	$(3,314)

Held-to-maturity:
Securities of U.S. states and political subdivisions	$8,898	$(519)
Mortgage–backed securities	279	(1)

Total held-to-maturity securities	$9,177	$(520)

More than 12 months
Held-to-maturity:
Mortgage-backed securities	$540	$(4)

At December 31, 2011, the Company had two corporate debt securities that had been in an unrealized loss position for greater than 12 months. As of December 31, 2011, the Company’s corporate debt securities were all rated BBB or better. Unrealized losses on debt securities were primarily due to changes in market interest rates and not due to credit quality. The Company expects to recover the entire amortized cost of these securities since it does not intend to sell the securities. Additionally, it is not more likely than not that the Company will be required to sell these securities before recovery of its cost basis. Accordingly, as of December 31, 2011 and 2010, the Company believes the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table (dollars in thousands) shows the amortized cost and fair value of securities by contractual maturity at December 31, 2011. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$90,289	$90,523	$327	$336
Over one year through five years	10,005	10,035	9,229	9,986
After five years through ten years	18,967	15,952	12,824	13,160
Over ten years	8,703	9,003	26,608	28,950

Total	127,964	125,513	48,988	52,432
Mortgage-backed, marketable equity and other securities	44,501	45,288	50,642	52,025

Total securities	$172,465	$170,801	$99,630	$104,457

At December 31, 2011 and 2010, securities with a carrying value of $74.5 million and $76.9 million, respectively, were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains on sales of available-for-sale securities were $0.8 million, $0.6 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Gross realized losses on sales of available-for-sale securities were $0.9 million, $0.1 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Mortgage-backed securities previously classified as available-for-sale were transferred to held-to-maturity during 2004. The amortized cost and fair value at the time of transfer were $127 million and $129 million. The securities were transferred at fair value and the unrealized gain net of tax was recorded in accumulated other comprehensive income. Amortization of unrealized gain was zero, $0.1 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE C – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31 consisted of the following (dollars in thousands):

	2011	2010
Commercial:
Commercial	$214,575	$147,090
Commercial real estate	210,437	166,043
Real estate construction	59,589	46,326

Total commercial	484,601	359,459
Consumer:
Residential real estate first lien	202,968	205,531
Residential real estate second lien	252,825	269,727
Home equity lines	55,191	60,609
Consumer other	27,901	25,131

Total consumer	538,885	560,998

Loans receivable	1,023,486	920,457
Loans held-for-sale	1,778	10,915

Total loans	$1,025,264	$931,372

Included in loans receivable was $1.9 million and $2.5 million of net deferred loan origination costs and unamortized premium and discount at December 31, 2011 and 2010, respectively. Accrued interest receivable on loans was $3.7 million and $3.3 million at December 31, 2011 and 2010. Consumer other loans include client overdrafts of $0.3 million as of December 31, 2011 and 2010.

The loan portfolio consists of various types of loans with approximately 88.2% outstanding to borrowers located in Texas.

As of December 31, 2011, there were no concentrations of loans to any one type of industry exceeding 10% of total loans.

Loans held-for-sale were valued at the lower of cost or estimated fair value. During 2010, the Company recorded a write down of $8.6 million, included in write down of assets held-for-sale, related to loans sold during the year or loans held-for-sale at December 31, 2010.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans by loan type for the years ended December 31, 2010 and 2011 was as follows (dollars in thousands):

	Commercial	Commercial Real Estate	Real Estate Construction	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other	Total
Allowance for Loan Losses:
Balance January 1, 2010	$4,514	$10,580	$2,777	$3,061	$3,673	$1,577	$319	$26,501
Charge-offs	(965)	(24,527)	(9,159)	(4,089)	(3,720)	(2,030)	(414)	(44,904)
Recoveries	883	17	104	304	226	180	159	1,873
Provision	(282)	16,738	7,764	4,079	4,534	2,108	228	35,169

Balance December 31, 2010	4,150	2,808	1,486	3,355	4,713	1,835	292	18,639
Charge-offs	(321)	(2,693)	(205)	(1,140)	(2,802)	(1,992)	(165)	(9,318)
Recoveries	140	163	151	389	318	91	143	1,395
Provision	(1,081)	3,275	487	731	2,055	1,838	(53)	7,252

Balance December 31, 2011	$2,888	$3,553	$1,919	$3,335	$4,284	$1,772	$217	$17,968

Ending balance individually evaluated for impairment: December 31, 2010	$189	$—	$—	$2	$372	$—	$—	$563

December 31, 2011	$5	$161	$43	$—	$—	$—	$—	$209

Loans (1):
December 31, 2010
Individually evaluated for impairment	$740	$4,154	$3,411	$6,500	$372	$—	$—	$15,177
Collectively evaluated for impairment	146,350	161,889	42,915	199,031	269,355	60,609	25,131	905,280

Total loans evaluated for impairment	$147,090	$166,043	$46,326	$205,531	$269,727	$60,609	$25,131	$920,457

December 31, 2011
Individually evaluated for impairment	$4,178	$2,223	$2,839	$1,949	$—	$—	$—	$11,189
Collectively evaluated for impairment	210,397	208,214	56,750	201,019	252,825	55,191	27,901	1,012,297

Total loans evaluated for impairment	$214,575	$210,437	$59,589	$202,968	$252,825	$55,191	$27,901	$1,023,486

(1)	Excludes loans held-for-sale.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Activity in the allowance for loan losses for 2009 is as follows (dollars in thousands):

2009
Balance at beginning of year	$25,105
Loans charged-off	(18,652)
Recoveries of loans previously charged-off	3,388
Provision for loan losses	16,660

Balance at December 31	$26,501

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans at December 31 (dollars in thousands):

	2011	2010	2009
Impaired loans on nonaccrual without a valuation allowance	$3,980	$14,109	$20,032
Impaired loans on nonaccrual with a valuation allowance	3,804	561	14,591
Impaired loans still accruing with a valuation allowance	3,405	507	530

Total impaired loans (1)	$11,189	$15,177	$35,153

Valuation allowance related to impaired loans	$209	$563	$6,264

Total nonaccrual loans	$10,789	$26,477	$35,988

Total accruing loans past due 90 days or more	$—	$313	$1,489

Restructured loans still accruing	$4,122	$804	$530

Average investment in impaired loans for the years ended December 31	$14,388	$18,179	$34,888

(1)	Does not include loans in the total of nonaccrual loans which are not evaluated separately for impairment and loans held-for-sale.

Interest income recognized after a loan is impaired is not material. No additional funds are committed to be advanced in connection with impaired loans.

The age analysis of loans is as follows (dollars in thousands):

	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans (1)	Current Loans	Total Loans (1)
December 31, 2011
Commercial	$35	$11	$—	$46	$774	$213,755	$214,575
Commercial real estate	—	—	—	—	2,223	208,214	210,437
Real estate construction	—	—	—	—	2,839	56,750	59,589

Total commercial	35	11	—	46	5,836	478,719	484,601

Residential real estate first lien	—	736	—	736	4,778	197,454	202,968
Residential real estate second lien	818	105	—	923	175	251,727	252,825
Home equity lines	301	—	—	301	—	54,890	55,191
Consumer other	103	60	—	163	—	27,738	27,901

Total consumer	1,222	901	—	2,123	4,953	531,809	538,885

Total	$1,257	$912	$—	$2,169	$10,789	$1,010,528	$1,023,486

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans (1)	Current Loans	Total Loans (1)
December 31, 2010
Commercial	$7	$338	$313	$658	$741	$145,691	$147,090
Commercial real estate	239	1,417	—	1,656	4,484	159,903	166,043
Real estate construction	—	—	—	—	3,554	42,772	46,326

Total commercial	246	1,755	313	2,314	8,779	348,366	359,459

Residential real estate first lien	311	347	—	658	10,320	194,553	205,531
Residential real estate second lien	671	192	—	863	707	268,157	269,727
Home equity lines	306	149	—	455	—	60,154	60,609
Consumer other	742	45	—	787	—	24,344	25,131

Total consumer	2,030	733	—	2,763	11,027	547,208	560,998

Total	$2,276	$2,488	$313	$5,077	$19,806	$895,574	$920,457

(1)	Excludes loans held-for-sale

The following table presents additional information regarding individually evaluated impaired loans (dollars in thousands):

	December 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$773	$838	$—	$551	$574	$—
Commercial real estate	1,258	1,523	—	4,154	5,321	—
Real estate construction	—	—	—	3,411	6,024	—
Residential real estate first lien	1,949	3,935	—	5,993	7,393	—
With an allowance recorded:
Commercial	$3,405	$3,405	$5	$189	$189	$189
Commercial real estate	965	1,244	161	—	—	—
Real estate construction	2,839	4,861	43	—	—	—
Residential real estate first lien	—	—	—	507	507	2
Residential real estate second lien	—	—	—	372	372	372
Total:
Commercial	$9,240	$11,871	$209	$8,305	$12,108	$189
Consumer	1,949	3,935	—	6,872	8,272	374

	$11,189	$15,806	$209	$15,177	$20,380	$563

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Internally assigned risk grades for commercial loans are as follows:

Pass

While there is no formal regulatory definition for Pass credits, credits not otherwise rated Watch, Special Mention, Substandard, Doubtful or Loss are considered to be Pass credits. The Company utilizes a granular approach in assigning Pass risk grades to account for, among other things, the financial strength and capacity of the borrower and/or guarantors, and the nature, quality, liquidity and quantity of the collateral held.

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

Substandard

A Substandard asset is inadequately protected by the current sound worth and capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Substandard loans are placed on nonaccrual when management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The credit risk profile of commercial loans aggregated by internally assigned grade was as follows (dollars in thousands):

	December 31, 2011			December 31, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Commercial	Commercial Real Estate	Real Estate Construction
Grade:
Pass	$202,161	$188,448	$52,151	$130,030	$134,726	$30,454
Watch	4,656	10,514	732	5,074	10,464	6,154
Special Mention	821	4,851	1,282	3,309	4,475	1,100
Substandard accruing	6,163	4,401	2,585	7,936	11,894	5,064
Substandard nonaccrual	774	2,223	2,839	552	4,484	3,554
Doubtful nonaccrual	—	—	—	189	—	—

Total	$214,575	$210,437	$59,589	$147,090	$166,043	$46,326

The credit risk profile of consumer loans (classified as nonaccrual when 90 days or more past due) based on payment activity is as follows (dollars in thousands):

	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other
December 31, 2011
Performing	$198,190	$252,650	$55,191	$27,901
Nonaccrual	4,778	175	—	—

Total	$202,968	$252,825	$55,191	$27,901

December 31, 2010
Performing	$195,211	$269,020	$60,609	$25,131
Nonaccrual	10,320	707	—	—

Total	$205,531	$269,727	$60,609	$25,131

Troubled Debt Restructurings

As discussed in Note A, the Company adopted ASU 2011-02 as of July 1, 2011. As such, the Company reassessed all loan modifications occurring since January 1, 2011, for identification as troubled debt restructurings. Troubled debt restructurings for the year ended December 31, 2011, are set forth in the following table (dollars in thousands):

	Whole Number of Contracts	Amount
Commercial	2	$3,467
Commercial real estate	1	274
Residential real estate first lien	1	473
Residential real estate second lien	1	189
Consumer other	1	102

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The Company’s troubled debt restructurings were primarily the result of extending the maturity date of the loans. The Company did not forgive any principal or interest on any restructured loan. The restructured commercial and consumer other loans were accruing at the time of the modification and at December 31, 2011. All of the other modifications were on nonaccrual at the time of the modifications and at December 31, 2011. The modifications did not have any significant impact on the Company’s determination of the allowance for loan losses. As of December 31, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months and $0.6 million of loans in the preceding table were paid in full during 2011.

NOTE D – PREMISES AND EQUIPMENT

Premises and equipment at December 31 was comprised of the following (dollars in thousands):

	Life in Years	2011	2010
Furniture and equipment	3-10 years	$7,020	$6,690
Leasehold improvements	1.5-20 years	10,834	10,793
Construction in progress—facilities		260	—

		18,114	17,483
Accumulated depreciation		(11,577)	(10,460)

		$6,537	$7,023

A write down, included in write down of assets held-for-sale, of $3.5 million was recorded in 2010 related to premises and equipment sold in Florida.

During 2005, the Company moved corporate headquarters and entered into a sublease, classified as an operating lease from February 2007 and ending December 2014. There is no option to renew the sublease at the end of the lease term. Certain other offices and branch locations are operated as leased premises. The Company has the option to renew certain of these leases upon the completion of the non-cancelable lease term. The cost of lease extensions is not included below. Rental expense under operating lease agreements in 2011, 2010 and 2009 was approximately $2.5 million, $2.7 million and $2.8 million. Lease cost is recognized on a straight-line basis over the lease term. Future minimum rental commitments associated with these leases are as follows (dollars in thousands):

Years Ended December 31,	Amount
2012	$2,486
2013	2,389
2014	2,265
2015	1,259
2016	1,050
Thereafter	4,368

$13,817

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has three reporting units with goodwill, which are Town & Country (insurance) in the amount of $3.1 million, Encore Trust with $11.0 million and Linscomb & Williams with $21.7 million. There were no changes in goodwill in 2010 and 2011. During the year ended December 31, 2009, goodwill increased $7.9

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

million due to the accrual of contingent consideration for Linscomb & Williams. In the first quarter of 2010, $2.1 million cash was paid and 696,000 shares of common stock were issued to settle this accrued consideration.

Each reporting unit is tested for impairment at least annually. The fair value of each of the reporting units is established using appropriate weighted market and income approaches. Impairment tests indicate that the Company passed step one of the impairment test and therefore, step two and an impairment charge were not required.

In 2011, Town & Country purchased customer accounts of an insurance company for $0.4 million. Other intangible assets as of December 31, 2011 and 2010 are detailed in the following table (dollars in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships	$9,840	$(5,307)	$4,533	$9,419	$(4,703)	$4,716

Estimated amortization expense for the following years ended December 31 is as follows (dollars in thousands):

2012	$596
2013	549
2014	508
2015	471
2016	437

NOTE F – DEPOSITS

Interest-bearing deposits at December 31 were as follows (dollars in thousands):

	2011	2010
Interest checking	$183,339	$173,839
Money market and savings	238,579	278,507
Time deposits less than $100,000	102,207	117,974
Time deposits $100,000 and greater	224,210	239,129
Brokered deposits	17,043	21,239

Total interest-bearing deposits	$765,378	$830,688

At December 31, 2011, the scheduled maturities of time and brokered deposits are as follows (dollars in thousands):

2012	$222,046
2013	42,925
2014	26,642
2015	42,298
2016	9,549
Thereafter	—

$343,460

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Interest expense by type of deposit for the years ended December 31 is as follows (dollars in thousands):

	2011	2010	2009
Interest checking	$280	$752	$888
Money market and savings	870	2,232	2,976
Time deposits	6,826	11,002	16,370
Brokered deposits	538	614	779

	$8,514	$14,600	$21,013

Encore Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to $4.1 million and $3.5 million.

NOTE G – BORROWINGS AND REPURCHASE AGREEMENTS

Subject to certain limitations, the Company may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB is based on the Company’s financial and operating condition and the amount of collateral available to the FHLB. These borrowings were collateralized by a blanket lien on mortgage-related assets. Following is a summary of outstanding borrowings from the FHLB at December 31, 2011 (dollars in thousands):

Amount	Interest Rate Range	Maturity Date Range	Call Date
$ 59,500	3.54 – 4.37%	01/11/13 – 11/26/13	None
29,117	2.43 – 2.75	01/08/14 – 05/19/14	None
22,668	2.84 – 4.79	01/08/15 – 08/03/15	None
1,934	3.54	01/08/16	None
10,000	4.14	12/07/16	06/07/12
10,000	4.23	04/05/17	04/05/12
15,000	4.17	04/05/17	04/05/12
10,000	4.52	05/09/17	05/09/12
50,000	4.15	08/01/17	05/02/12

$ 208,219

Each advance is payable per terms of the agreement. The Company is eligible to borrow up to an additional $228 million at December 31, 2011. There can be significant penalties for the early pay-off of FHLB borrowings. During 2010, the Company prepaid $52.5 million of fixed-rate FHLB advances with a weighted average interest rate of 3.78% and a weighted average remaining term to maturity of 1.72 years. The prepaid FHLB advances were replaced with $52.5 million of fixed-rate FHLB advances, with a weighted average contractual interest rate of 2.73% and an average term of 4.47 years. The Company paid a $2.6 million penalty to the FHLB as a result of prepaying the FHLB advances. The prepayment penalty was deferred as an adjustment to the carrying value of the new advances as the new FHLB advances were not substantially different from the prepaid FHLB advances. The present value of the cash flows under the terms of the new FHLB advances was not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advances (including the prepayment penalty) and there were no embedded conversion options in the prepaid FHLB advances or in the new FHLB advances. The prepayment penalty effectively increased the interest rate on the new advances 121 basis points at the time of the transaction. The deferred prepayment penalty will be recognized in interest expense

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

over the life of the new FHLB advances. The benefit of prepaying the advances was an immediate decrease in interest expense, and a decrease in interest rate sensitivity, as the maturities of the refinanced advances were extended at a lower rate. There were no early debt extinguishments related to these borrowings during 2011 and 2009.

The Company has also borrowed funds from clients in the form of repurchase agreements. As of December 31, 2011, $10.5 million was outstanding at an interest rate of 0.01% maturing January 3, 2012. During 2011, the maximum amount of repurchase agreements outstanding at any month end and the daily average amount outstanding were $18.5 million and $13.4 million, respectively.

NOTE H – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31 is as follows (dollars in thousands):

	2011	2010	2009
Current tax provision (benefit)
Federal	$118	$(3,374)	$1,940
State	422	56	379

	540	(3,318)	2,319
Deferred tax provision (benefit)
Federal	1,600	(9,764)	(1,319)
State	569	(215)	(38)

	2,169	(9,979)	(1,357)

	$2,709	$(13,297)	$962

The reasons for the differences between the amounts computed by applying the statutory federal income tax rate of 35% in 2011 and 34% in 2010 and 2009 and the reported income tax expense (benefit) for the years ended December 31 are summarized below (dollars in thousands):

	2011	2010	2009
Income tax expense (benefit) computed at federal statutory rate	$3,482	$(12,759)	$934
State income tax expense (benefit), net of federal effect	495	(105)	234
Tax exempt interest income	(333)	(386)	(400)
Increase in cash surrender value	(200)	(203)	(222)
Adjustment to prior period	(383)	—	263
Tax benefit related to prior acquisition	(448)	—	—
Other	96	156	153

Income tax expense (benefit), as reported	$2,709	$(13,297)	$962

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The components of net deferred tax assets and liabilities included in other assets are as follows at December 31 (dollars in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$6,560	$10,146
Net operating loss	9,898	8,046
Premises and equipment	1,225	815
Deferred revenues	405	442
Stock-based compensation	797	1,171
Nonaccrual interest	56	556
Net unrealized loss on available-for-sale securities	542	612
Investment in real estate reserves	756	868
Other	880	690

Total deferred tax assets	21,119	23,346

Deferred tax liabilities:
Other intangible assets	754	850
Gain on sale of assets	152	227
Federal Home Loan Bank of Dallas stock	160	158
Other	178	—

Total deferred tax liabilities	1,244	1,235

Net deferred tax assets	$19,875	$22,111

At December 31, 2011, the Company reported a net deferred tax asset of $19.9 million. On an ongoing basis, management evaluates the deferred tax asset to determine if a valuation allowance is required. Assessing the need for a valuation allowance requires that management evaluate all available evidence, both negative and positive, to determine whether a valuation allowance for the deferred tax asset is needed. Based on analysis of the evidence, the Company determined that no valuation allowance was required to be recorded against the deferred tax asset at December 31, 2011.

The Company is in a 3-year cumulative loss position at December 31, 2011. This was considered to be negative evidence. The cumulative losses were attributable primarily to significantly higher credit losses associated with operations in Florida and losses incurred as a result of the sale of those operations in 2010. When negative evidence exists (the 3-year cumulative pre-tax loss), more positive evidence is necessary. A valuation allowance is needed when, based on the evidence, it is more likely than not (more than 50%) that some portion or all of a deferred tax asset will not be realized.

The Company was greatly affected by the economic recession and continuing slow economic growth that began in late 2008. A substantial portion of the losses incurred over the last three years was the result of the recession’s effect on property values and resulting loan losses, primarily in Florida. The sale of Florida operations was completed on December 31, 2010. Besides the negative evidence of 3-year loss history, the Company considered the following positive evidence.

The Company has had a history of steady earnings through 2007 before the recession began. The high level of loan losses incurred during 2010 and 2009 has substantially declined beginning in 2011 as the sale of Florida operations was completed as of December 31, 2010. The Company sold a significant portion of Florida loans

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

which have accounted for most of the losses. The Company has invested in an expanded Texas commercial lending capability with the addition of several new lenders that it believes will enable the Company to increase net interest income. Encore Bancshares and Encore Bank continue to be well capitalized and can carry forward approximately $1.8 million of the net operating loss for 20 years and the remaining $8.1 million for 19 years. The Company forecasts that it will generate sufficient taxable income to utilize the remaining net operating loss. Since forecasting earnings is subjective, the Company performed a sensitivity analysis to determine the impact on pre-tax income over the forecast period if the projections were short by various percentages each year. Based on this analysis, the deferred tax asset and the net operating loss would be fully recovered well before expiration.

The realization of the deferred tax asset can be subjective and could be significantly reduced in the near term if estimates of future taxable income are significantly lower than currently forecasted.

The Company had no penalties or interest accrued at December 31, 2011. The effective tax rate for the year ended December 31, 2011, was 27.2% as compared to 35.4% in 2010.

The Company had no unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009. It has elected to recognize both interest and penalties as a component of income tax expense.

The Company files income tax returns in U.S. federal and various state and local taxing jurisdictions. In general, it is no longer subject to income tax examinations for years prior to 2008.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE I – REGULATORY MATTERS AND DIVIDENDS FROM SUBSIDIARIES

Regulatory Capital Compliance

Encore Bancshares and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of December 31, 2011 and 2010, are set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$140,203	9.73%	$57,660	4.00%	N/A	N/A
Encore Bank, N.A.	132,088	9.17	57,639	4.00	$72,048	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$140,203	13.22%	$42,416	4.00%	N/A	N/A
Encore Bank, N.A.	132,088	12.48	42,341	4.00	$63,511	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$153,513	14.48%	$84,833	8.00%	N/A	N/A
Encore Bank, N.A.	145,398	13.74	84,682	8.00	$105,852	10.00%
December 31, 2010
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$129,485	8.10%	$63,972	4.00%	N/A	N/A
Encore Bank, N.A.	118,603	7.41	63,984	4.00	$79,980	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$129,485	12.83%	$40,362	4.00%	N/A	N/A
Encore Bank, N.A.	118,603	11.78	40,277	4.00	$60,415	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$142,185	14.09%	$80,724	8.00%	N/A	N/A
Encore Bank, N.A.	131,277	13.04	80,553	8.00	$100,692	10.00%

As of the most recent notification from the OCC, Encore Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, Encore Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the above table.

Dividend Policy

Federal law places limitations on the amount that national banks may pay in dividends, which Encore Bank must adhere to when paying dividends to Encore Bancshares. Encore Bank’s current practice is not to pay any dividends, except to cover expenses of Encore Bancshares. If the Company fails to pay dividends on Series B Preferred Stock or interest on junior subordinated debentures, it will be prohibited from paying dividends on common stock. See Note K for further restrictions on dividends.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE J – STOCK-BASED COMPENSATION

Shareholders approved a stock awards and incentive plan in 2008 (2008 Stock Awards and Incentive Plan), an amendment to that plan in 2011, and a stock incentive plan in 2000 that has expired (2000 Stock Incentive Plan) which authorize the issuance of up to 2.4 million shares of common stock under “incentive stock” and “nonqualified stock” options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards. The general terms of awards under the 2008 Stock Awards and Incentive Plan shall be specified by the Compensation Committee of the Board of Directors at the date of grant. At December 31, 2011, all options granted under the 2000 Stock Incentive Plan have a maximum term of 10 years, and vest on the third anniversary of the grant date. No options have been granted under the 2008 Stock Awards and Incentive Plan.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but not considered by the model. No options were granted in 2011, 2010 or 2009.

There was no compensation expense associated with employee stock options recorded in the accompanying consolidated statements of operations during 2011, 2010 or 2009.

A summary of employee option activity as of December 31, 2011, and changes during the year then ended is as follows (amounts in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	575	$10.77
Exercised	(92)	8.74
Forfeited	(9)	12.00

Outstanding at December 31, 2011	474	$11.14	1.33 years	$1,172

Vested	474	$11.14	1.33 years	$1,172

Exercisable at December 31, 2011	474	$11.14	1.33 years	$1,172

In addition, the Company has issued stock options under the 2000 Stock Incentive Plan to non-employees for various services rendered. The cost of these services was measured based on the estimated fair value of the award at date of grant. The estimated cost was recognized over the period the service was required to be rendered.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

A summary of non-employee option activity as of December 31, 2011, and changes during the year then ended is as follows (amounts in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	244	$8.33
Exercised	(211)	8.05
Forfeited	(15)	8.00

Outstanding at December 31, 2011	18	$12.00	1.70 years	$27

Vested	18	$12.00	1.70 years	$27

Exercisable at December 31, 2011	18	$12.00	1.70 years	$27

The Company recognized no compensation cost for non-employee stock options, net of forfeitures, in the accompanying consolidated statements of operations in 2011, 2010 and 2009. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $0.3 million and $0. Cash received from option exercises for 2011 and 2010 was $0.6 million and $0.4 million, respectively. There was no cash received from option exercises during 2009.

Share Awards

The Company also grants shares of restricted stock pursuant to the 2008 Stock Awards and Incentive Plan. These shares of restricted stock vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $1.6 million, $1.3 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009.

A summary of the status of nonvested shares of restricted stock as of December 31, 2011, and changes during the year then ended is as follows (shares in thousands):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	583	$10.22
Granted	125	11.10
Vested	(175)	11.08
Forfeited	(6)	11.64

Outstanding at December 31, 2011	527	$10.10

As of December 31, 2011, unrecognized compensation cost for all nonvested share-based compensation arrangements expected to vest, totaled $3.1 million which is expected to be recognized over a weighted average remaining period of 2.21 years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE K – PREFERRED STOCK

The Company is authorized to issue 20.0 million shares of preferred stock. The preferred stock (or other securities convertible in whole or in part into preferred stock) is available for issuance from time to time for various purposes, including, without limitation, making future acquisitions, raising additional equity capital and financing. Subject to certain limits set by the Company’s Articles of Incorporation, the preferred stock (or such convertible securities) may be issued on such terms and conditions, and at such times and in such situations, as the Board of Directors in its sole discretion determines to be appropriate, without any further approval or action by the shareholders (unless otherwise required by laws, rules, regulations or agreements applicable to the Company).

On September 27, 2011 (Issuance Date), the Company issued 32,914 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, with a liquidation value of $1,000 per share (Series B Preferred Stock) to the Secretary of the Treasury (Secretary) for $32.9 million in cash. Non-cumulative dividends on the Series B Preferred Stock are paid quarterly and will accrue on the liquidation preference at a rate based on changes in the level of Qualified Small Business Lending (QSBL) of Encore Bank. The Series B Preferred Stock has no maturity date and ranks senior to common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series B Preferred Stock generally is non-voting, except in limited circumstances that could impact the rights and preferences of the Series B Preferred Stock.

Based on Encore Bank’s QSBL, the dividend rate on the Series B Preferred Stock was 4.76% for September 27 through September 30, 2011, was 1.97% in the fourth quarter of 2011 and will be 1.00% in the first quarter of 2012. For the second through the tenth quarters following the Issuance Date, the dividend rate will fluctuate between 1% and 5% based on Encore Banks’s QSBL, and for the eleventh quarter through 4.5 years after the Issuance Date, the dividend rate will be fixed at between 1% and 7%. Thereafter, the dividend rate is 9%. If the Company has not declared and paid an aggregate of five dividend payments, whether or not consecutive, the holder of the Series B Preferred Stock will have the right, but not the obligation, to appoint a representative as an “observer” on the Company’s Board of Directors. If the Company has not declared and paid an aggregate of six dividend payments, whether or not consecutive, the holder of the Series B Preferred Stock will have the right, but not the obligation, to elect two directors to the Company’s Board of Directors.

The Series B Preferred Stock may be redeemed by the Company at any time, at a redemption price of $1,000 per share plus accrued but unpaid dividends to the date of redemption, subject to the approval of the Company’s federal banking regulator. The Series B Preferred Stock may be redeemed in whole or in part, subject to a minimum redemption of at least 25% of the original aggregate liquidation value, or $8.2 million.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

In connection with the issuance of the Series B Preferred Stock, the Company redeemed its Series A Preferred Stock from the United States Department of the Treasury (Treasury) on September 27, 2011, for $34.0 million plus accrued dividends of $0.2 million. As a result, accelerated amortization of the discount on Series A Preferred Stock was $4.1 million in the third quarter of 2011, which reduced earnings available to common shareholders. As a result of its redemption of the Series A Preferred Stock, the Company is no longer subject to the limits on executive compensation and its ability to pay dividends and repurchase shares as stipulated under the terms of the Series A Preferred Stock.

Treasury sold to a third party a warrant to purchase 364,026 shares of the Company’s common stock expiring December 5, 2018, at an exercise price of $14.01 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events.

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

Principal commitments as of December 31 are as follows (dollars in thousands):

	2011	2010
Commitments to extend credit	$175,118	$173,352
Standby letters of credit	4,359	6,816

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract and have fixed expiration dates or other termination clauses. Some of the commitments are expected to expire without being drawn upon, so that the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are commitments issued by the Company to guarantee the performance of a client to a third party, primarily borrowing arrangements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The extension of credit is based on a credit evaluation of the client. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Included in unfunded commitments in 2011 are residential mortgages totaling $9.9 million. The fair value of these commitments is not material.

NOTE M – CONCENTRATION OF CREDIT RISK

The Company’s primary market area is Houston, Texas and it originates loans to clients located primarily within this geographical area. Although the Company has a diversified loan portfolio, a substantial portion of a client’s ability to honor its contracts is dependent upon the economic stability of the geographic area. The Company evaluates each client’s creditworthiness on a case-by-case basis.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE N – COMMITMENTS AND CONTINGENCIES

The Company is a defendant in legal actions arising from transactions conducted in the ordinary course of business. The Company believes, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material effect on its consolidated financial statements.

NOTE O – RELATED PARTY TRANSACTIONS

Loans to executive officers, significant shareholders, directors and their related interests (related parties) for the years ended December 31 were as follows (dollars in thousands):

	2011	2010
Balance at January 1	$11,978	$14,984
New loans	1,706	1,349
Repayments	(1,076)	(4,355)
Loans no longer classified as related party	(8,564)	—

Balance at December 31	$4,044	$11,978

As of December 31, 2011, the Company is paying monthly rent of $12 thousand to lease one private client office from a related party. Lease expense was $148 thousand in 2011.

NOTE P – JUNIOR SUBORDINATED DEBENTURES

In September 2003, the Company formed Encore Statutory Trust II (the Statutory Trust), a statutory business trust, and purchased all the common securities of the Statutory Trust for $0.2 million. The Statutory Trust issued $5.0 million of preferred securities. The sole assets of the Statutory Trust are junior subordinated debentures with an aggregate principal amount of $5.2 million, which are due September 24, 2033. The interest payable on the junior subordinated debentures is payable at a per annum rate equal to LIBOR plus 2.95%, reset quarterly. Cash distributions on the common and preferred securities are made in the same amount and to the extent interest on the junior subordinated debentures is received by the Statutory Trust. The securities are redeemable in whole at any time on any March 17, June 17, September 17 or December 17.

In April 2007, the Company formed Encore Capital Trust III (Trust III), a statutory business trust, and purchased all the common securities of Trust III for $0.5 million. Trust III issued $15.0 million of preferred securities. The sole assets of Trust III are junior subordinated debentures with an aggregate principal amount of $15.5 million, which are due April 19, 2037. The junior subordinated debentures bear a fixed rate of 6.85% until April 19, 2012, at which date the Company may call the debentures, and a floating rate equal to 3 month LIBOR + 1.75% thereafter. Cash distributions on the common and preferred securities are made in the same amount and to the extent interest on the junior subordinated debentures is received by Trust III.

Each trust is considered a variable interest entity. Although the Company owns all of the outstanding common stock of the Statutory Trust and Trust III, it is not required to include them in the consolidated financial statements.

The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided that such trust has funds available for such obligations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE Q – FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 1—Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2—Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale securities with quoted prices that are traded less frequently than exchange-traded instruments. Available-for-sale and held-to-maturity securities are valued using observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information and the bond’s terms and conditions, among other things. Valuations may be obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3—Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Level 3 values include impaired loans and other real estate owned.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
Description	Total	Level 1	Level 2
U.S. Government securities	$108,020	$100,558	$7,462
Securities of U.S. states and political subdivisions	2,183	—	2,183
Mortgage-backed securities	42,179	—	42,179
Corporate debt securities	10,938	—	10,938
Other securities	7,481	3,109	4,372

Total available-for-sale securities	$170,801	$103,667	$67,134

	December 31, 2010
Description	Total	Level 1	Level 2
U.S. Government securities	$162,655	$145,009	$17,646
Securities of U.S. states and political subdivisions	7,378	—	7,378
Mortgage-backed securities	60,144	—	60,144
Corporate debt securities	13,420	—	13,420
Other securities	8,187	3,370	4,817

Total available-for-sale securities	$251,784	$148,379	$103,405

For assets measured at fair value on a nonrecurring basis during 2011 that were still held on the balance sheet at December 31, 2011, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end (dollars in thousands):

Description	Total	Level 3	Losses for the Year Ended December 31, 2011
Loans	$8,949	$8,949	$837
Other real estate owned	2,090	2,090	1,098

Total	$11,039	$11,039	$1,935

During the year ended December 31, 2011, the Company wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $0.8 million against the allowance for loan losses. The Company wrote down certain other real estate owned properties to their appraised value less estimated costs to sell resulting in an impairment charge of $1.1 million, which was included in earnings for the period.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

For assets measured at fair value on a nonrecurring basis during 2010 that were still held on the balance sheet at December 31, 2010, the following table provides the level of valuation assumptions used to determine the amount of adjustment and the carrying value of the related individual assets at period end (dollars in thousands):

Description	Total	Level 3	Losses for the Year Ended December 31,2010
Loans held-for-sale	$9,615	$9,615	$7,738
Loans	10,042	10,042	6,782
Other real estate owned	9,298	9,298	3,479

Total	$28,955	$28,955	$17,999

During the year ended December 31, 2010, loans held-for-sale as of December 31, 2010, were written down $7.7 million based on third party valuations. The Company wrote down certain loans receivable that are collateralized by real estate to their appraised value less estimated costs to sell resulting in an impairment charge of $4.5 million against the allowance for loan losses. An additional $2.3 million was recorded as noninterest expense related to loans reclassified from held-for-sale to loans receivable. The Company wrote down certain other real estate owned properties to their appraised value less estimated costs to sell resulting in an impairment charge of $3.5 million, which was included in earnings for the period.

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

The following table summarizes the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a regular basis as of December 31 (dollars in thousands):

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Securities held-to-maturity	$99,630	$104,457	$107,618	$109,738
Loans receivable, net	1,005,518	1,043,714	901,818	925,426
Accrued interest receivable	5,133	5,133	5,191	5,191
Financial liabilities:
Time deposits	$343,460	$344,461	$378,342	$380,223
Borrowings and repurchase agreements	218,702	237,856	219,777	235,220
Accrued interest payable	1,131	1,131	1,154	1,154
Junior subordinated debentures	20,619	20,807	20,619	21,305

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value, non-financial assets and non-financial liabilities, and for estimating fair value for financial instruments not recorded at fair value.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosure purposes. However, from time to time, the Company records nonrecurring fair value adjustments to loans to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. The fair value estimates differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity.

The fair value of commercial and commercial real estate loans is calculated by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar characteristics and remaining maturity.

For real estate 1-4 family first and second lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on current industry pricing or estimates of an appropriate risk-adjusted discount rate for loans of similar size, type, credit quality, remaining maturity and repricing characteristics.

For all other consumer loans, the fair value is generally calculated by discounting the contractual cash flows, adjusted for prepayment estimates, based on the current rates that are offered for loans with similar characteristics.

The fair value of significant nonaccrual loans is based on recent external appraisals. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or estimated fair value. Fair value of commercial loans held-for-sale is primarily based on third party valuations. Fair value for consumer mortgages held-for-sale is based on commitments on hand from investors or prevailing market prices. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 3.

Federal Home Loan Bank of Dallas Stock

The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying balance sheet, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

Other Real Estate Owned

Other real estate owned is primarily foreclosed properties securing residential loans and commercial real estate. Foreclosed assets are adjusted to fair value less estimated costs to sell upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is generally based upon independent market prices or appraised values of the property and, accordingly, the Company classifies foreclosed assets as Level 3.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

Borrowings and Repurchase Agreements

The fair values of borrowings and repurchase agreements are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Fair value of FHLB advances is estimated using the rates currently being offered for advances with similar remaining maturities.

Junior Subordinated Debentures

The fair values of junior subordinated debentures with floating interest rates are estimated to be equal to their carrying value reported in the consolidated balance sheets since these instruments reprice periodically according to prevailing market interest rates. The discounted cash flow method is used to estimate the fair value of fixed rate debentures. Contractual cash flows are discounted using rates currently offered for new debentures with similar remaining maturities.

Accrued Interest

The carrying amounts of accrued interest are considered to approximate their fair values due to their short-term nature.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The Company has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit, and has determined that the fair value of such financial instruments is not material.

Nonfinancial Instruments

The Company has not considered the value of long term relationships with depositors, commonly known as core deposit intangibles, when estimating the fair value of deposit liabilities. These intangibles are considered to be separate intangible assets that are not financial instruments. Nonetheless, financial institutions’ core deposits have typically traded at premiums to their book values under both historical and current market conditions.

NOTE R – EMPLOYEE BENEFIT PLAN

The Company has implemented a defined contribution plan (Plan) covering all eligible personnel. Contribution expense related to the Plan was $0.6 million for each of the years ended December 31, 2011, 2010 and 2009.

NOTE S – INCOME (LOSS) PER COMMON SHARE

The factors used in the income (loss) per common share computation follow (amounts in thousands, except per share amounts):

	2011	2010	2009
Basic:
Income (loss) available to common shareholders (1)	$1,309	$(26,454)	$(428)
Average common shares outstanding, including nonvested restricted stock	11,597	11,179	10,381
Per Share	$0.11	$(2.37)	$(0.04)
Diluted:
Average common shares outstanding	11,597	11,179	10,381
Net effect of the assumed exercise of stock options	54	—	—

Diluted average common shares outstanding	11,651	11,179	10,381
Per Share	$0.11	$(2.37)	$(0.04)
Anti-dilutive stock options and warrants not included in treasury stock method computation	703	1,325	1,351
Preferred dividends deducted from net income (loss)(1)	5,931	2,224	2,214

(1)	Includes $4,102 accelerated amortization of preferred stock discount in 2011.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

No dividends have been declared on common stock.

NOTE T – SEGMENT INFORMATION

The Company has three lines of business which are banking, wealth management and insurance, which are delineated by the products and services that each segment offers. The segments are managed separately with different clients, employees, systems, risks and marketing strategies. Banking includes commercial and private client banking services. Wealth management provides personal wealth management services through Encore Trust, a division of Encore Bank, and Linscomb & Williams, and insurance includes the selling of property and casualty insurance products by Town & Country.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Financial results by operating segment were as follows (dollars in thousands):

	Banking	Wealth Management	Insurance	Other	Consolidated
2011
Net interest income (expense)	$46,913	$61	$6	$(1,193)	$45,787
Provision for loan losses	7,252	—	—	—	7,252
Noninterest income	2,530	20,175	5,958	—	28,663
Noninterest expense	38,010	14,440	4,799	—	57,249

Income (loss) before income taxes	4,181	5,796	1,165	(1,193)	9,949
Income tax expense (benefit)	1,098	2,047	410	(846)	2,709

Net income (loss)	$3,083	$3,749	$755	$(347)	$7,240

Total assets at December 31,	$1,527,207	$57,031	$8,281	$(69,936)	$1,522,583
2010
Net interest income (expense)	$45,525	$149	$19	$(1,194)	$44,499
Provision for loan losses	35,169	—	—	—	35,169
Noninterest income	6,906	18,979	5,858	—	31,743
Noninterest expense	60,031	14,163	4,406	—	78,600

Income (loss) before income taxes	(42,769)	4,965	1,471	(1,194)	(37,527)
Income tax expense (benefit)	(15,066)	1,686	501	(418)	(13,297)

Net income (loss)	$(27,703)	$3,279	$970	$(776)	$(24,230)

Total assets at December 31,	$1,473,837	$63,254	$9,095	$(79,689)	$1,466,497
2009
Net interest income (expense)	$47,548	$155	$17	$(1,225)	$46,495
Provision for loan losses	16,660	—	—	—	16,660
Noninterest income	4,781	16,907	5,649	—	27,337
Noninterest expense	37,901	12,248	4,275	—	54,424

Income (loss) before income taxes	(2,232)	4,814	1,391	(1,225)	2,748
Income tax expense (benefit)	(896)	1,788	498	(428)	962

Net income (loss)	$(1,336)	$3,026	$893	$(797)	$1,786

Total assets at December 31,	$1,644,083	$59,618	$7,962	$(76,308)	$1,635,355

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE U – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial statements pertaining only to Encore Bancshares, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting. Dollar amounts are in thousands.

Condensed Balance Sheets

	December 31,
	2011	2010
Assets:
Cash and due from banks	$4,545	$7,030
Investment in subsidiaries	186,866	179,082
Other assets	3,095	1,783

	$194,506	$187,895

Liabilities:
Junior subordinated debentures	$20,619	$20,619
Accrued interest payable and other liabilities	498	635

Total liabilities	21,117	21,254
Shareholders’ equity	173,389	166,641

	$194,506	$187,895

Condensed Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Dividend from subsidiary	$2,000	$—	$—
Expense:
Interest expense	1,193	1,194	1,225
Other	718	707	626

Total expense	1,911	1,901	1,851

Income (loss) before income taxes and equity in undistributed earnings (losses) of subsidiaries	89	(1,901)	(1,851)
Income tax benefit	1,111	1,087	634
Equity in undistributed earnings (losses) of subsidiaries	6,040	(23,416)	3,003

Net income (loss)	$7,240	$(24,230)	$1,786

Encore Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net income (loss)	$7,240	$(24,230)	$1,786
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(6,040)	23,416	(3,003)
Change in prepaid expenses and other assets	(1,358)	(114)	704
Change in accrued interest payable and other liabilities	(95)	3	278

Net cash from operating activities	(253)	(925)	(235)
Investing Activities:
Capital contributions to subsidiaries	—	(16,000)	(20,000)
Cash paid for acquisitions	—	(2,095)	—

Net cash from investing activities	—	(18,095)	(20,000)
Financing Activities:
Proceeds from issuance of common stock, net of purchase of treasury stock	198	202	(135)
Redemption of preferred stock	(34,000)	—	—
Proceeds from issuance of preferred stock	32,914	—	—
Preferred dividends paid	(1,473)	(1,700)	(1,606)
Other, net	129	(58)	(143)

Net cash from financing activities	(2,232)	(1,556)	(1,884)

Net change in cash and cash equivalents	(2,485)	(20,576)	(22,119)
Cash and cash equivalents at beginning of year	7,030	27,606	49,725

Cash and cash equivalents at end of year	$4,545	$7,030	$27,606

NOTE V – QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollar amounts are in thousands, except per share amounts.

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Interest income	$15,915	$16,725	$15,842	$16,922	$16,383	$17,201	$15,839	$17,955
Interest expense	4,229	5,624	4,571	5,953	4,648	6,262	4,744	6,465

Net interest income	11,686	11,101	11,271	10,969	11,735	10,939	11,095	11,490
Provision for loan losses	1,898	2,597	1,265	9,599	1,919	18,013	2,170	4,960

Net interest income after provision for loan losses	9,788	8,504	10,006	1,370	9,816	(7,074)	8,925	6,530
Noninterest income	7,248	9,859	7,015	7,028	7,334	7,947	7,066	6,909
Noninterest expense	13,924	20,213	14,858	20,728	14,112	19,395	14,355	18,264

Net income (loss) before income taxes	3,112	(1,850)	2,163	(12,330)	3,038	(18,522)	1,636	(4,825)
Income tax expense (benefit)	990	(950)	262	(3,904)	973	(5,869)	484	(2,574)

Net income (loss)	$2,122	$(900)	$1,901	$(8,426)	$2,065	$(12,653)	$1,152	$(2,251)

Income (loss) available to common shareholders (1)	$1,943	$(1,457)	$(2,735)	$(8,981)	$1,507	$(13,209)	$594	$(2,807)

Income (loss) per common share:
Basic	$0.17	$(0.13)	$(0.23)	$(0.79)	$0.13	$(1.16)	$0.05	$(0.27)
Diluted	0.17	(0.13)	(0.23)	(0.79)	0.13	(1.16)	0.05	(0.27)

(1)	Includes $4,102 accelerated amortization of preferred stock discount in the third quarter of 2011.