Form 10-K/A
period 2011-12-31
Encore Bancshares Inc
filed 2012-04-27
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000 Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

(713) 787-3100

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	NASDAQ Global Market

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

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of March 31, 2012 was 11.9 million.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

As previously announced, on March 5, 2012, Encore Bancshares, Inc. (the “Company”), Cadence Bancorp, LLC (“Cadence”) and EMS Sub I, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which EMS Sub, a wholly owned subsidiary of Cadence, will be merged with and into the Company, with the Company continuing thereafter as a wholly owned subsidiary of Cadence, and each share of Company Common Stock will be converted into the right to receive $20.62 in cash, without interest (the “Merger”). Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by the Company’s shareholders, (2) receipt of required regulatory approvals and (3) the absence of any law or order prohibiting the completion of the Merger. Each party’s obligation to complete the Merger also is subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (2) the performance in all material respects by the other party of its obligations under the Merger Agreement.

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 and 15(a)(3) of our previously filed Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2012 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors, provided the definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. As a result of the proposed Merger, the Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s fiscal year. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

Also included in this Amendment are the certifications required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10-14 and 15(a)(3) of the Original Form 10-K have been amended and restated in their entirety. Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on March 1, 2012 and no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the name, age and positions with the Company and Encore Bank, N.A. (“Encore Bank”) and their respective subsidiaries for each director of the Company:

Name	Age	Positions with the Company, Encore Bank and subsidiaries

Carin M. Barth	49	Director of the Company and Encore Bank

James S. D’Agostino, Jr.	65	Chairman and Chief Executive Officer of the Company; Chairman of Encore Bank, Town & Country Insurance Agency, Inc. and Linscomb & Williams, Inc.

Charles W. Jenness	72	Director of the Company; Director and Chairman of the Executive Committee of Encore Bank

J. Bryan King	41	Director of the Company and Encore Bank

Walter M. Mischer, Jr.	61	Director of the Company and Encore Bank

Preston Moore	51	Director and President of the Company; Director, President and Chief Executive Officer of Encore Bank

Edwin E. Smith	80	Director of the Company and Encore Bank

Eugene H. Vaughan	78	Director of the Company and Encore Bank

David E. Warden	62	Director of the Company and Encore Bank

J. Harold Williams	59	Director and Executive Vice President of the Company; President and Chief Executive Officer of Linscomb & Williams, Inc.

Randa Duncan Williams	50	Director of the Company and Encore Bank

Carin M. Barth. Mrs. Barth was appointed as a director of the Company and Encore Bank in September 2009. She currently serves as President of LB Capital, Inc., a private equity investment firm she co-founded in 1988. She also serves on the board of directors for Western Refining, Inc. (NYSE: WNR); Capital Bank, SSB; Strategic Growth Banking, LLC; the Methodist Hospital Research Institute; and the Ronald McDonald House of Houston. Mrs. Barth is a Commissioner of the Texas Department of Public Safety and a member of the Young President’s Organization. During 2004-2005, Mrs. Barth took a leave of absence from LB Capital, Inc. to serve as Chief Financial Officer of the U.S. Department of Housing and Urban Development in Washington, D.C. She is a former member of the investment committee for the City of Houston and served as a board member of the Houston Convention Center Hotel Corporation. Mrs. Barth was a director of Amegy Bancorporation, Inc. prior to its acquisition by Zions Bancorporation. She also served as a member of the Board of Regents of Texas Tech from 1999 to 2005, serving as Chairman of Texas Tech’s Investment Advisory Committee for its $750 million endowment from 2001-2005 and 2006-2010, and was reappointed as Chairman in January 2012. Mrs. Barth earned a B.S. degree, Summa Cum Laude, from the University of Alabama and an M.B.A. from Vanderbilt University. The Company believes Mrs. Barth’s qualifications to serve as a director include her service and involvement as a director of Amegy Bancorporation, Inc. and Western Refining, Inc. and of several organizations in and around the Houston area as well as her experience as Chief Financial Officer of U.S. Department of Housing and Urban Development.

James S. D’Agostino, Jr. Mr. D’Agostino founded the Company in March 2000 and has been Chairman of the Board of Encore Bank since November 1999. He is currently Chairman of the Board of the Company and all subsidiaries and Chief Executive Officer of the Company. Mr. D’Agostino has served as a director of Basic Energy Services, Inc. (NYSE: BAS) since 2004 and currently serves on its compensation and audit committees. From 1986 until 1999, he worked for American General Corporation in Houston, where he held the offices of Vice Chairman and Group Executive—Consumer Finance of American General Financial Group from 1998 until 1999, and President, Member of Office of Chairman and Director from 1997 until 1998. Prior to that, he was the Chairman, President and CEO of American General Life and Accident Insurance Company in Nashville, Tennessee from 1993 until 1997. From 1976 until 1986, he worked for Citigroup, where he established the first private banking office for Citibank outside of New York. Prior to that, he worked for Chase Manhattan Bank from 1974 until 1976 and Fidelity Union Trust Company from 1968 until 1974. Mr. D’Agostino holds a B.S. in economics from Villanova University and a J.D. from Seton Hall University School of Law, and has completed the Advanced Management Program at Harvard Business School. The Company believes Mr. D’Agostino’s qualifications to serve as Chairman and Chief Executive Officer include his many years of experience in banking and financial services and his over ten-year leadership position of the Company and Encore Bank.

Charles W. Jenness. Mr. Jenness has been a director of the Company since September 2000 and a director of Encore Bank since November 1986. He has been employed by Encore Bank as Chairman of the Executive Committee since 2002. In 1989, he founded the Jenness Corporation, an investment firm, where he is currently the Chairman and CEO. Mr. Jenness has been Vice Chairman/Director of Coventry Investments Group since 1991. Since 1997, he has served as a corporate advisor for financial short- and long-range planning to Buffalo Marine Service, Inc. From 1989 to 1991, he was a partner in Centeq Companies, which ultimately became Camden Property Trust. Mr. Jenness served as Chairman of Allied Fairbanks Bank, Houston, Texas, from 1980 to 1989, founder and Chairman of the Board of Superior Derrick Services and past Chairman of Giddings Bancshares, Inc., Giddings, Texas. Mr. Jenness is a prior member and Chairman of the Texas Water Development Board and served under Texas Governors Mark White, Bill Clements, Ann Richards and George W. Bush. Mr. Jenness holds a B.S. from Indiana University in Bloomington, Indiana. The Company believes Mr. Jenness’ qualifications to serve as a director include his many years of service and involvement as a director of the Company and Encore Bank as well as his prior experience as chairman of several banks.

J. Bryan King. Mr. King has been a director of the Company since September 2000 and of Encore Bank since November 2000. In 1993, he began his investment career with Luther King Capital Management. Mr. King currently serves as Partner and Portfolio Manager for Luther King Capital Management where he is the Managing Partner of LKCM Private Discipline, L.P. and LKCM Capital Group, the alternative asset discipline at LKCM. He is a partner of Bryan King and Mason King Livestock Partnership. Mr. King serves as Chairman or Managing Partner for LKCM Radio Group and Eiger Holdings/Industrial Distribution Group, as a director of Heads Up Technologies, and as a director and advisor for several other public and private businesses, as well as the Tarrant County Boys and Girls Club, Star Foundation/Children’s Scholarship Fund and Fort Worth Zoo. He is actively involved with his alma maters: Princeton University, Texas Christian University and Harvard Business School. He is a Chartered Financial Analyst. The Company believes Mr. King’s qualifications to serve as a director include his many years of service and involvement as a director of the Company and Encore Bank, his experience as Partner and Portfolio Manager for Luther King Capital Management and his service and involvement as a director and advisor to several public and private businesses.

Walter M. Mischer, Jr. Mr. Mischer has been a director of the Company since September 2000 and of Encore Bank since November 2000. He currently serves as President of Mischer Healthcare Services. He co-founded Belmont Village Assisted Living, a seniors’ housing company, and RediClinic, L.L.C. He has been Managing Partner of Mischer Investments, L.P., a mixed-use real estate development company, for the past 25 years. His experience includes the construction or development of projects containing an aggregate of 18 million square feet of office space. During the past ten years, he has guided the strategic planning and development of healthcare facilities with an aggregate value of more than $580 million. Mr. Mischer is the past Chairman and CEO of Hermann Hospital and past Chairman of the Houston Branch of The Federal Reserve Bank, has served as Vice Chairman of the Texas Turnpike Authority and is presently on the board of directors of the Greater Houston Partnership and Houston Trust Company. He received his B.B.A. in finance from the University of Texas. The Company believes Mr. Mischer’s qualifications to serve as a director include his many years of real estate investing experience and his service as a board member of the Greater Houston Partnership.

Preston Moore. Mr. Moore was appointed as a director and President of the Company in July 2009, as well as a director, President and Chief Executive Officer of Encore Bank. Prior to joining the Company and Encore Bank, Mr. Moore was with Amegy Bank of Texas since 2002, most recently serving as Executive Vice President and Manager of the Investment Division. He is actively involved with Memorial Drive Presbyterian Church. He received his B.A. degree from Washington and Lee University and an M.B.A. in finance from the University of Texas. The Company believes Mr. Moore’s qualifications to serve as a director and President of the Company include his many years of banking experience and his service and involvement in the local community.

Edwin E. Smith. Mr. Smith has been a director of the Company since September 2000 and of Encore Bank since November 2000. He is currently retired. Mr. Smith is currently a director of Enterprise Products Holdings LLC (NYSE: EPD). From 1989 to 1990, he served as Executive Vice President of Med Center Bank, where he was Senior Commercial Lender and administered the commercial loan portfolio. Prior to that, he was Executive Vice President of First Interstate Bank (and Allied Bank of Texas prior to it being acquired by First Interstate Bancshares) from 1966 to 1989, where he was Senior Commercial Lender of Allied Bank and served as a member of the bank’s senior loan approval committee. From 1959 to 1966, Mr. Smith was a State Bank Examiner for the Texas Department of Banking. The Company believes Mr. Smith’s qualifications to serve as a director include his many years of prior banking experience as well as his service and involvement as a director of the Company and Encore Bank.

Eugene H. Vaughan. Mr. Vaughan has been a director of the Company since September 2000 and of Encore Bank since November 2000. He is the founding Chairman of Vaughan Nelson Investment Management, L.P., an investment management firm that originated in Houston in 1970. He is the Chairman and CEO of Vaughn Investment, L.P. since 2002. Mr. Vaughan was also the founding Chairman and Governor of the Association for Investment Management and Research (now the CFA Institute), a past Chairman of the Institute of Chartered Financial Analysts and a past Chairman of the Financial Analysts Federation. He is a Chartered Financial Analyst. Mr. Vaughan has been a Trustee of Vanderbilt University, Nashville since 1972. He is the founding Chairman and permanent director and member of the Executive Committee of the Center for Houston’s Future. He has served fifteen years on the Board and Executive Committee of the Greater Houston Partnership. Mr. Vaughan holds a B.A. from Vanderbilt University and an M.B.A. from Harvard Business School. The Company believes Mr. Vaughan’s qualifications to serve as a director include his significant experience with Vaughan Nelson Investment Management, L.P. as well as his service and involvement as a director of the Company and Encore Bank.

David E. Warden. Mr. Warden has been a director of the Company since September 2000 and of Encore Bank since November 2000. He is a founding partner of Yetter & Warden, L.L.P, and now Of Counsel to Ahmad, Zavitsanos, Anaipakos, Alavi & Mensing P.C. He was admitted to the Texas State Bar in 1982 and is licensed to practice in all Texas state courts, the U.S. District Court of Texas (Southern & Western District), the U.S. Fifth Circuit Court of Appeals, the Federal Circuit Court of Appeals and the U.S. Supreme Court. He was formerly a partner at Baker Botts, L.L.P., Houston. He is currently a member of the State Bar of Texas, the Houston Bar Association and the International Bar Association. Mr. Warden is Board Certified with the Texas Board of Legal Specialization, Civil Trial Law, and has been admitted to practice before the U.S. Patent & Trademark Office. He received a B.A. and M.B.A. in engineering from Purdue University and a J.D. from the University of Virginia School of Law. The Company believes Mr. Warden’s qualifications to serve as a director include his years of service and involvement as a director of the Company and Encore Bank as well as his years of experience as an attorney.

J. Harold Williams. Mr. Williams is a director and Executive Vice President of the Company, a director of Encore Bank and has been with the organization since August 2005. Mr. Williams is a director and President and CEO of Linscomb & Williams, Inc. Mr. Williams is also responsible for the management of the Encore Trust division of Encore Bank. He has been with Linscomb & Williams since 1976. Prior to that, Mr. Williams practiced accounting with J.K. Lasser & Co., CPAs. He received a B.B.A. from the University of Houston, holds the designation of Certified Public Accountant and is a Certified Financial Planner. Mr. Williams is not related to Randa Duncan Williams. The Company believes Mr. Williams’ qualifications to serve as Executive Vice President and a director include his many years of experience with Linscomb & Williams and his proven leadership in the management of Encore Trust.

Randa Duncan Williams. Mrs. Williams has been a director of the Company and Encore Bank since April 2006. She is a director and Chairman of Enterprise Products Company, the majority owner of Enterprise Products Partners L.P. (NYSE: EPD). She is also President of DLD Family Investments LLC, a family asset management company. Mrs. Williams is the Secretary and a director of the Albert and Margaret Alkek Foundation. She has been a member of the Board of Trustees of the Houston Museum of Natural Science since 1995 and previously served as its Chairman. She serves on the Development Board of the University of Texas Health Science Center and on the Board of Trustees of the Manned Space Flight Education Foundation and on the Board of Rice University. Previously, Mrs. Williams practiced law with Butler & Binion, L.L.P. and Brown Sims, P.C. She received her B.A. from Rice University and her J.D. from the University of Houston Law Center. Mrs. Williams is not related to J. Harold Williams. The Company believes Mrs. Williams’ qualifications to serve as a director include her experience as Chairman of Enterprise Products Company, as well as her significant involvement and service as a member of several boards in and around the Houston area.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and Encore Bank who are not also directors:

Name	Age	Positions with the Company and Encore Bank

Carmen A. Jordan	43	Executive Vice President of the Company; Executive Vice President and Chief Lending Officer of Encore Bank

Patrick T. Oakes	43	Executive Vice President and Chief Financial Officer of the Company and Encore Bank

Stephanie R. Pollock	41	Senior Vice President, Controller and Chief Accounting Officer of the Company and Encore Bank

Carmen A. Jordan. Mrs. Jordan is Executive Vice President of the Company and Executive Vice President and Chief Lending Officer of Encore Bank and has been with the organization since June 2009. Prior to this, Mrs. Jordan was with Amegy Bank of Texas since 1997, most recently serving as Senior Vice President and Manager of the Corporate Energy Services lending division. Prior to Amegy, she worked for Wells Fargo and First Interstate Bank. Mrs. Jordan received her B.B.A. in finance from Lamar University and currently serves as Advisory Director for Lamar’s College of Business. Mrs. Jordan is a former board member of Big Brothers Big Sisters and currently serves on the Advisory Board. She is also an active member of The Executive Women’s Partnership of the Greater Houston Partnership as well as St. Laurence Catholic Church. The Company believes Mrs. Jordan’s qualifications to serve as Executive Vice President and Chief Lending Officer include her many years of banking experience and her service and involvement in the local community.

Patrick T. Oakes. Mr. Oakes was appointed as Executive Vice President of the Company and Encore Bank in August 2011, and Chief Financial Officer and Treasurer of the Company and Encore Bank, effective January 1, 2012. Prior to joining the Company, Mr. Oakes was with Sterling Bank since 2001, most recently serving as Senior Vice President, Treasurer. Prior to his ten years at Sterling, Mr. Oakes worked for Southwest Bank of Texas and several securities firms. He received his B.S. degree from Texas A&M University and an M.B.A. from Richmond College in London. He is a Chartered Financial Analyst. The Company believes Mr. Oakes’ qualifications to serve as Executive Vice President and Chief Financial Officer of the Company and Encore Bank include his extensive experience in the local finance industry and his strong background in asset/liability management, capital markets and mergers and acquisitions.

Stephanie R. Pollock. Mrs. Pollock was appointed Senior Vice President of the Company and Encore Bank in August, 2011 and Controller and Chief Accounting Officer of the Company and Encore Bank, effective as of January 1, 2012. Prior to this, she was the former Senior Vice President, Director of Financial Reporting of Sterling Bank and previously worked for PricewaterhouseCoopers and Osburn, Henning & Co. of Orlando, Florida. Mrs. Pollock is a Certified Public Accountant and received a B.B.A. in accounting from the University of Houston. The Company believes Mrs. Pollock’s qualifications to serve as Senior Vice President, Controller and Chief Accounting Officer of the Company and Encore Bank include her many years of banking experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of the outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16 forms they file.

Based solely on the Company’s review of the copies of such reports furnished to it and representations from certain reporting persons that they have complied with the applicable filing requirements, the Company believes that all Section 16(a) reporting requirements applicable to its officers, directors and greater than 10% shareholders were complied with during the year ended December 31, 2011.

Code of Ethics

The Company’s Board has adopted a Code of Ethics that applies to all directors, officers and employees, including the Company’s Chairman, Chief Executive Officer, President, and senior financial officers. The Code of Ethics is available electronically in the corporate governance section of the Investor Relations page of the Company’s website at www.encorebank.com.

Committees of the Board

The Company’s Board has three committees, the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, each of which is described below.

Audit Committee. The primary purpose of the Audit Committee is to provide independent and objective oversight with respect to the Company’s financial reports and other financial information provided to shareholders and others, the Company’s internal controls and audit, accounting and financial reporting processes generally. The Audit Committee reports to the Board concerning these matters. In addition, the Audit Committee reviews and discusses with management and the independent registered public accounting firm the Company’s interim and annual financial results and the interim and annual financial statements prior to the filing of the Company’s Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K. The Audit Committee operates pursuant to a written charter which is available on the Company’s website at www.encorebank.com, under the Investor Relations page.

The duties of the Audit Committee include, among other things:

•	appointing, evaluating the qualifications and independence of and determining the compensation of the Company’s independent auditors;

•	reviewing and approving the scope of the Company’s annual audit, the audit fees and financial statements;

•	reviewing disclosure controls and procedures, internal control over financial reporting, the internal audit function and corporate policies with respect to financial information;

•	reviewing critical accounting policies, any significant changes in accounting principles, policies, controls and procedures and the quality and appropriateness of the Company’s accounting principles;

•	reviewing other risks that may have a significant impact on the Company’s financial statements;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters; and

•	performing annual evaluations of the performance of the Audit Committee and the adequacy of the Audit Committee charter.

The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting and legal and regulatory compliance. To satisfy these oversight responsibilities, the Audit Committee meets regularly with the Company’s Chief Financial Officer, Chief Compliance Officer, director of internal audit, independent registered public accounting firm and management. The Audit Committee also receives regular reports regarding issues such as the status and findings of audits being conducted by the internal auditors and the independent registered public accounting firm, the status of material litigation, accounting changes that could affect the Company’s financial statements and proposed audit adjustments.

The Audit Committee is comprised of David E. Warden (Chairman), Carin M. Barth and Edwin E. Smith, each of whom the Board has determined is an independent director in accordance with the NASDAQ Global Market listing standards and Section 10A of the Exchange Act. The Board has also determined that Mrs. Barth qualifies as an “audit committee financial expert” as that term is defined under the rules of the SEC, and that each member of the Audit Committee is able to read and understand fundamental financial statements and has substantial business experience and a level of experience and knowledge necessary to meet the requisite “financial sophistication” qualifications under the rules of the NASDAQ Global Market. Accordingly, the Board has determined that the directors who serve on the Audit Committee have sufficient knowledge and experience to fulfill the duties and obligations of the Audit Committee. The Audit Committee held six meetings during 2011.

Compensation Committee. The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board relating to the compensation of the Chief Executive Officer and other named executive officers of the Company and certain other officers of Encore Bank and its subsidiaries, and is responsible for establishing policies dealing with various compensation and employee benefit matters. The Compensation Committee operates pursuant to a written charter which is available on the Company’s website at www.encorebank.com, under the Investor Relations page.

The duties of the Compensation Committee include, among other things:

•

evaluating the performance of the Chief Executive Officer and, with the guidance of the Chief Executive Officer, the performance of the Company’s other named executive officers and the executive officers of Encore Bank and its subsidiaries;

•

overseeing the administration of the Company’s employee benefit and incentive plans, policies and programs, including the Encore Bancshares, Inc. 2000 Stock Incentive Plan, as amended (the “2000 Plan”), and the Encore Bancshares, Inc. 2008 Stock Awards and Incentive Plan (the “2008 Plan” and together with the 2000 Plan, the “Incentive Plans”), and making recommendations to the Board as to the grant of options and awards to eligible participants under the 2008 Plan;

•	reviewing and approving, as appropriate, employment and/or change in control agreements, including any contractual commitments or agreements with employees;

•

evaluating, reviewing and discussing the Compensation Discussion and Analysis (“CD&A”) with management and determining whether to recommend to the Board to include the CD&A in the Company’s annual proxy statement;

•	preparing the Compensation Committee Report to be included or incorporated by reference in the Company’s annual proxy statement or Annual Report on Form 10-K; and

•	performing annual evaluations of the performance of the Compensation Committee and the adequacy of the Compensation Committee charter.

The Compensation Committee is responsible for risks relating to employment policies and the Company’s compensation and benefits systems. To assist it in satisfying these oversight responsibilities, the Compensation Committee meets regularly with management to understand the financial, human resources and shareholder implications of compensation decisions being made.

The Compensation Committee consists of Walter M. Mischer, Jr. (Chairman), J. Bryan King, Eugene H. Vaughan and Randa Duncan Williams, each of whom the Board has determined is an independent director in accordance with the NASDAQ Global Market listing standards. The Compensation Committee held three meetings during 2011 to review such compensation and employee benefit matters.

Corporate Governance and Nominating Committee. The primary purpose of the Corporate Governance and Nominating Committee is to assist the Board in identifying qualified individuals to become directors and to maintain and update the Company’s various corporate governance guidelines and policies as necessary. The Corporate Governance and Nominating Committee operates pursuant to a written charter which is available on the Company’s website at www.encorebank.com, under the Investor Relations page.

The duties of the Corporate Governance and Nominating Committee include, among other things:

•	recommending to the Board the slate of director nominees for election at the annual meeting of shareholders;

•	establishing criteria for selecting new directors;

•	assisting the Board in making a determination of each outside director’s “independence” in accordance with the NASDAQ Global Market listing standards;

•	reviewing the backgrounds and qualifications of possible candidates for director positions;

•	formulating and recommending to the Board for adoption a policy regarding the consideration of nominees proposed by shareholders for election to the Company’s Board;

•

adopting procedures regarding the submission of shareholder nomination requests to the Corporate Governance and Nominating Committee, including requirements related to the timing, manner, form and substance of such recommendations;

•

formulating and overseeing procedures to facilitate shareholder communications with the Board, including requirements related to the timing, manner, substance, collection and response to such communications;

•	reviewing and recommending policies applicable to the Board;

•	regularly reviewing issues and developments related to corporate governance and recommending corporate governance standards to the Board;

•	soliciting input from the directors and, on an annual basis, conducting a review of the effectiveness of the operation of the Board and its committees; and

•	performing annual evaluations of the performance of the Corporate Governance and Nominating Committee and the adequacy of the Corporate Governance and Nominating Committee charter.

The Corporate Governance and Nominating Committee is also responsible for oversight of risks relating to management and Board succession planning, the independence of the Board and potential conflicts of interest, and shareholder responses to the Company’s business practices. To satisfy these oversight responsibilities, the Corporate Governance and Nominating Committee receives regular reports from officers of the Company responsible for each of these risk areas on matters such as succession planning programs and goals, trends in risk levels, and related risk management activities.

The Corporate Governance and Nominating Committee consists of Randa Duncan Williams (Chairman), Walter M. Mischer, Jr., and David E. Warden, each of whom the board has determined is an independent director in accordance with the NASDAQ Global Market listing standards. The Corporate Governance and Nominating Committee held two meetings in 2011.

The Corporate Governance Guidelines are available electronically in the corporate governance section of the Investor Relations page of the Company’s website at www.encorebank.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis described below relates to the compensation decisions made by the Compensation Committee and the Company with respect to the Company’s 2011 compensation of its named executive officers. As described below, significant restrictions were imposed on the compensation of the Company’s named executive officers due to the Company’s participation in the United States Treasury Department’s Troubled Asset Relief Program Capital Purchase Program (“CPP”). The Compensation Committee considered these limits relative to the 2011 compensation program.

U.S. Treasury’s Capital Purchase Program and Other Regulations

In December 2008, the Company elected to accept $34.0 million of capital made available under the CPP. As a result of the Company’s participation in the CPP, the Company agreed that, until such time as the U.S. Treasury ceased to own any debt or equity securities of the Company acquired pursuant to the CPP, the Company would take all necessary action to ensure that the Company complied with executive compensation and corporate governance standards imposed by Section 111 of the EESA, and agreed not to adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA. The standard that had the largest influence on the Company’s compensation structure was a prohibition on paying bonuses, retention awards and incentive compensation, other than limited amounts of long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly compensated employees.

In connection with the Company’s participation in the CPP, each of the Company’s named executive officers either (1) executed a waiver voluntarily waiving any claim against the U.S. Treasury or the Company for any changes to such named executive officer’s compensation or benefits that are required to comply with the EESA and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the CPP Covered Period (as defined below), (2) entered into a letter agreement with the Company agreeing to amend the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements with respect to such named executive officer as may be necessary, until such time as the United States Department of the Treasury (“Treasury”) ceased to own any debt or equity securities of the Company acquired pursuant to the CPP (the “CPP Covered Period”), to comply with Section 111 of the EESA, and/or (3) entered into an agreement with the Company which reflects the necessary provisions to comply with Section 111 of the EESA during the CPP Covered Period.

On September 27, 2011, the Company entered into and consummated the transactions contemplated by a letter agreement (the “Repurchase Agreement”) with the Treasury. Under the Repurchase Agreement, the Company redeemed all 34,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Stock”), that were issued to the Treasury in December 2008 in connection with the Company’s participation in the CPP. As a result of its redemption of the Series A Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP with respect to periods after the redemption date.

In June 2010, the Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on April 14, 2011 the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the proposed rule, financial institutions with more than $1.0 billion in total assets must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking, that are deemed excessive or that may lead to material losses and make certain disclosures related to incentive-based compensation arrangements.

Role of Compensation Committee

The Compensation Committee of the Board is responsible for developing and making recommendations to the Board with respect to the Company’s executive compensation policies. In addition, the Compensation Committee considers the anticipated tax treatment of the Company’s executive compensation program. Walter M. Mischer, Jr. (Chairman), J. Bryan King, Eugene H. Vaughan and Randa Duncan Williams, each of whom the Board has determined to be an independent director, as defined in the NASDAQ Global Market listing standards, serve on the Compensation Committee. This CD&A describes the components of the Company’s compensation program for its named executive officers and describes the basis on which the 2011 compensation determinations were made by the Compensation Committee with respect to the Chief Executive Officer, President, Chief Financial Officer and the other named executive officers of the Company.

The Compensation Committee also attempts to balance the interests of shareholders, regulators, and other interested parties. Since 2009, the Company has provided an annual say-on-pay advisory vote regarding executive compensation of its named executive officers. The Company received majority approval of its executive compensation practices in 2009, 2010 and 2011. In 2011, 98.6% of the shares of Common Stock entitled to vote and present in person or by proxy at the annual meeting voted in favor of approval of the Company’s named executive officer compensation. The Company did not make any changes to its compensation policies as a result of these votes.

Overview of Compensation Policies and Objectives

The Company’s intent regarding compensation of named executive officers is to provide salary levels and incentive compensation opportunities that (1) are competitive within the markets as defined in the section titled “Benchmarking and Use of Peer Companies” below, (2) attract and retain individuals of outstanding ability in these key positions and (3) are designed to align the executives’ incentives with the Company’s short-term and long-term goals, including strong pay-for-performance recognition for both individual performance and Company performance relative to the performance of other companies of comparable size and complexity. In addition, the Compensation Committee and the Board have reviewed the compensation policies and practices for all employees and concluded that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company.

Role of Executives and Board in Establishing Compensation

The Compensation Committee analyzes and makes all final decisions with respect to compensation of the named executive officers. The Chief Executive Officer provides input regarding the performance of the other named executive officers of the Company and makes recommendations to the Compensation Committee for compensation amounts payable to the other named executive officers. The Chief Executive Officer is not involved with any aspect of determining his own pay. The Compensation Committee recommends to the Board all stock awards and option grants for the named executive officers. The Board approves all stock awards and all option grants under the 2008 Plan. The Compensation Committee, based on input from discussions with other persons and advisors as it deems appropriate, reviews the performance and compensation of the Chief Executive Officer and determines his level of compensation.

Administration of Executive Compensation

In reviewing the 2011 compensation of the Company’s named executive officers, the Compensation Committee reviewed all components of their respective compensation, including base salary, short-term incentive bonus, long-term equity incentive compensation and the projected payout obligations that may be owed in certain circumstances under any existing employment or change in control agreement. In addition, the Compensation Committee reviewed each executive officer’s compensation history and comparative performance information.

Role of Consultants

The Compensation Committee retained Pearl Meyer & Partners, an independent compensation consultant who reports directly to the Compensation Committee, to assist the Compensation Committee in the evaluation of executive compensation by providing market data, best practices information, and other consulting services. Pearl Meyer & Partners provides benchmark data related to base compensation, short-term incentives and long-term incentives for executive officers of bank holding companies of similar size and location to the demographics of the Company. Pearl Meyer & Partners has been engaged by the Compensation Committee to provide similar services since 2007.

Pearl Meyer & Partners was additionally engaged to provide guidance and input in conducting a risk assessment of the Company’s 2011 compensation plans. No other services were provided by Pearl Meyer & Partners to the Compensation Committee, the Board or management of the Company or Encore Bank.

Benchmarking and Use of Peer Companies

The Compensation Committee selected a peer group to benchmark executive compensation and reviews that peer group annually. The benchmarking and compensation evaluation process utilized to monitor the competitive market for the Company’s named executive officers consists of surveys of the retail and community banking sector and peer company proxy data. The Compensation Committee does not limit the evaluation process to data alone. It looks at individual performance, current salary levels and internal equity in weighing all the data. It monitors best practices from various sources such as the National Association of Corporate Directors, the American Bankers Association, proxy data and various publications.

The 2011 peer group was comprised of bank holding companies and banks that are of similar size and location to the demographics of the Company. Peer company selection is made on the basis of a combination of the following factors, the majority of which would apply in most instances:

•	banks with which the Company competes for talent;

•	small- to mid-sized community banks operating in Texas and the southwest region;

•	banks that analysts may track for performance against the Company;

•	banks that could or do experience similar market cycles as the Company;

•	banks that are of a similar size in deposits/assets to a fixed multiple of that of the Company;

•	banks that are direct competitors for the client market and that fit most of the above categories; and

•	banks with similar business models.

The companies used in the peer group have an operating footprint that is similar or close to the operations of the Company. Since levels of compensation are correlated to company size, data regression was used, where appropriate, to size-adjust data for better applicability. The peer group that met such criteria at the time of selection by the Compensation Committee is presented below.

Bank Holding Company	Assets as of Dec. 31, 2011	Headquarters
	(in millions)
Bancfirst Corp	$5,472	Oklahoma City, OK
Bank of the Ozarks	$3,274	Little Rock, AR
Enterprise Financial Services Corp	$3,370	St. Louis, MO
First Financial Bankshares, Inc.	$3,776	Abilene, TX
Great Southern Bancorp, Inc	$3,431	Springfield, MO
Home Bancshares, Inc.	$3,763	Conway, AR
MetroCorp Bancshares, Inc.	$1,559	Houston, TX
Mid South Bancorp, Inc.	$1,002	Lafayette, LA

Bank Holding Company	Assets as of Dec. 31, 2011	Headquarters
	(in millions)
Prosperity Bancshares, Inc.	$9,477	Houston, TX
Southside Bancshares, Inc.	$3,000	Tyler, TX
Southwest Bancorp, Inc.	$2,572	Stillwater, OK
Teche Holding Co.	$789	New Iberia, LA
Texas Capital Bancshares, Inc.	$6,446	Dallas, TX
ViewPoint Financial Group	$2,942	Plano, TX

Summary of 2011 Compensation Decisions

During 2011, the Compensation Committee applied the compensation principles described above and determined a level of compensation which it believes to be competitive for each named executive officer based on information drawn from a variety of sources, including proxy statements of the peer group companies and surveys of community banking organizations. As described above in the section titled “U.S. Treasury’s Capital Purchase Program and Other Regulations,” the Company was subject to various limitations and restrictions on executive compensation based on its participation in the CPP. Although the Company ceased to participate in the CPP in September 2011, the 2011 compensation program for the named executive officers was developed in accordance with those requirements.

In summary, the 2011 compensation decisions for the named executive officers were as follows:

•

All of the named executive officers were employed by the Company throughout the entire year. Mr. Creel retired as the Company’s Chief Financial Officer, Executive Vice President and Treasurer effective December 31, 2011. Messrs. Creel and Moore and Mrs. Jordan did not receive a short-term incentive bonus for 2011. Mr. D’Agostino received a short-term incentive bonus based on performance of the Company for the fiscal year ended December 31, 2011 pursuant to the Company’s PIP, which was paid on March 15, 2012. Mr. Williams received a short-term incentive bonus based on performance of Linscomb & Williams for the fiscal year ended December 31, 2011, which was paid on March 15, 2012, pursuant to the terms of his employment agreement.

•

Mr. Moore and Mrs. Jordan received a long-term restricted stock award issued pursuant to the Company’s 2008 Plan with vesting to occur 50% beginning April 1, 2013, 25% on April 1, 2014 and 25% on April 1, 2015 (subject to certain transfer restrictions as may be required to comply with EESA). No long-term stock awards were given to Messrs. D’Agostino, Creel and Williams.

Elements of Compensation

During 2011, the executive compensation program for the Company’s named executive officers included five principal elements that, taken together, constitute a flexible and balanced method of establishing total compensation. These elements are:

•	base salary;

•	short-term incentive bonuses;

•	long-term equity based incentive awards;

•	401(k) plan; and

•	employee benefit plans provided to all full-time employees.

The compensation program for the Company’s named executive officers during 2011 included only very limited perquisites not offered to employees generally. As a result of the Company’s participation in the CPP, during the CPP Covered Period, the Company was prohibited from utilizing short-term incentive bonuses and certain types of long-term equity incentive awards as components of its compensation programs for its five most highly compensated employees (“MHCE”). Messrs. Moore and Williams and Mrs. Jordan were among the Company’s MHCE for fiscal year 2011.

Base Salary

Base salaries provide the named executive officers with a base level of monthly income and help achieve the objectives outlined above by attracting and retaining strong talent. The Compensation Committee establishes base salary levels for each named executive officer by comparison with competitive salary levels paid to similarly situated executives at the bank holding companies and banks in Texas and the southwest region that the Company considers to be peer companies. Base salaries are determined by the position’s scope and responsibilities, the named executive officer’s general performance level and the relative salaries of peers and other members of the executive team. The Company’s base salaries approximate the median level of the competitive rates discussed above and are adjusted based on factors such as individual experience, individual performance, individual potential, cost of living considerations and specific issues particular to the Company, as well as the Compensation Committee’s subjective judgment.

The Compensation Committee monitors the base salary levels and various incentives of the Company’s named executive officers to ensure that overall compensation is consistent with its objectives and remains competitive within the Company’s peer group. In setting the goals and measuring a named executive officer’s performance against those goals, the Compensation Committee considers the performance of competitors and general economic and market conditions. The Compensation Committee also took into consideration the fact that it could not approve any cash incentives to the Company’s MHCEs during the CPP Covered Period. Additionally, the value of equity awards that could be granted to MHCEs in 2011 was limited pursuant to its participation in the CPP and compliance with EESA. During 2011, none of the named executive officers received an adjustment to base salary.

Short-Term Incentive Bonus

The purpose of the short-term incentive bonus is to provide motivation toward, and reward the accomplishment of, business unit and corporate annual objectives and to provide a competitive compensation package that will attract, reward and retain individuals of the highest quality.

When determining the amount of the short-term incentive bonus to be paid, if any, for services provided during 2011, the Compensation Committee used the target award percentages and award weightings set forth in the Company’s 2011 Performance Incentive Plan (“PIP”), which was adopted by the Board in April 2011. The PIP provides for a target award (set as a percentage of an officer’s base salary) comprised of a short-term component and a long-term component, each assigned a separate weight which aggregate 100% of the target award. For 2011, the short-term component comprised 30% of the total target award for Mr. D’Agostino, 25% for Mr. Creel, and 67% for Mr. Moore and Mrs. Jordan. The maximum incentive compensation for Mr. Williams is set forth in the terms of his employment agreement and does not differentiate between short-term and long-term components. The PIP, the target award percentages and the performance measures used are described below in more detail in the section titled “—Performance Incentive Plan.” In setting the performance measures and evaluating a named executive officer’s performance against those measures, the performance of competitors and general economic and market conditions are considered.

As a result of the prohibition on the Company’s accrual or payment of short-term incentive bonuses to certain individuals pursuant to its participation in the CPP, Mr. Moore and Mrs. Jordan did not receive a short-term incentive bonus for 2011. Mr. Creel retired as the Company’s Chief Financial Officer, Executive Vice President and Treasurer effective December 31, 2011. Mr. Williams received a short-term incentive bonus pursuant to the criteria set forth in his employment agreement based on the 2011 performance of Linscomb & Williams and Mr. D’Agostino received a short-term incentive bonus pursuant to the Company’s PIP.

Long-Term Equity Based Incentive Compensation

The Company considers long-term equity incentive compensation to be critical to the alignment of executive compensation with shareholder value creation. Therefore, a market competitive long-term incentive component is an integral part of the overall executive compensation program. Long-term incentive compensation is used to focus management’s attention on the Company’s performance over a period of time longer than one year in recognition of the long-term horizons for return on investments and strategic decisions in the financial services industry. The program is designed to motivate management to assist the Company in achieving a high level of long-term performance and serves to link this portion of executive compensation to long-term shareholder value. The Compensation Committee generally attempts to provide the named executive officers with a total compensation package that is competitive and reflective of the performance achieved by the Company compared with its peers, and is typically weighted toward long-term incentives. Aggregate stock or option holdings of the named executive officer have no bearing on the size of a performance award.

When determining the amount of long-term equity based compensation to award to the named executive officers, the Compensation Committee used the target award percentages and award weightings set forth in the PIP. For 2011, the long-term component comprised 70% of the total target award for Mr. D’Agostino, 75% of the total target award for Mr. Creel and 33% of the total target award for Mr. Moore and Mrs. Jordan. The maximum incentive compensation for Mr. Williams is set forth in the terms of his employment agreement and does not differentiate between short-term and long-term components. All long-term equity based awards in connection with the PIP are made under the shareholder approved 2008 Plan, which permits the granting of any or all of the following types of awards: stock options, stock appreciation rights, restricted stock, performance awards and phantom stock. The Company also maintains the 2000 Plan.

During 2011, no stock options were granted to the named executive officers of the Company under the PIP. Mr. Moore and Mrs. Jordan received 8,000 shares and 6,000 shares of restricted stock, respectively, under the Company’s 2008 Plan. None of the other named executive officers of the Company received any restricted stock awards during 2011.

As of March 31, 2012, 332,250 options and 616,318 shares of restricted stock were outstanding under the Incentive Plans, of which 53,000 options and 138,500 shares of restricted stock were held by named executive officers of the Company.

Performance Incentive Plan

The PIP is designed to motivate and recognize achievement of the named executive officers, members of management and other employees who participate in it. It is composed of quantitative business financial objectives and personal objectives which are established in the beginning of each plan year.

There are seven separate business unit plans, the measures of which are linked to and affect the overall corporate financial objectives. Each business unit plan is developed annually in a formal process with the Chief Executive Officer and management of that business unit, memorialized into performance measures and consolidated into the PIP. The consolidated PIP is approved annually by the Chief Executive Officer, submitted to the Compensation Committee for approval and disseminated to the PIP participants. Employee participation is based on the position, contribution level, specific unit or branch and recommendations of the respective unit manager(s). Performance results and objectives are then reviewed after the end of the fiscal year to formulate the actual awards.

Upon submission of the results of the applicable performance measures from the previous year, the Compensation Committee evaluates performance for the period and retains discretion as to the effects of extraordinary circumstances and performance outcomes and also may make supplementary discretionary awards where and when merited. The awards under the PIP are comprised of a short- and long-term component, each assigned a separate weight which aggregate 100% of the target award. Awards under the PIP made to non-executive officers and other employees have monthly, quarterly and annual components while the awards granted to executive officers, including the named executive officers, are made only on an annual basis.

For the Company’s named executive officers, the PIP provides for potential target award values which are expressed as a percentage of the executive’s base salary. These target award values, after the performance determination, could result in payout of short-term cash incentive awards and long-term equity incentive awards, as described above. The target levels, award payout weightings and measures established for 2011 for each of the named executive officers are set forth in the following table:

Performance Incentive Plan Provisions

Named Executive Officer	Target Award (as a % of Base Salary)	Award Payout Weightings		Performance Measures
		Short- Term Incentive	Long- Term Incentive

James S. D’Agostino, Jr.	100%	30%	70%	Earnings NPA/Assets Return on Assets Return on Equity Non-Bank Revenue Growth Board Discretion

L. Anderson Creel	40%	25%	75%	Earnings NPA/Assets Return on Assets Return on Equity Non-Bank Revenue Growth Board Discretion

Preston Moore	100%	67%	33%	Earnings NPA/Assets Return on Assets Return on Equity Non-Bank Revenue Growth Board Discretion

Carmen A. Jordan	90%	67%	33%	Earnings NPA/Assets Return on Assets Return on Equity Non-Bank Revenue Growth Board Discretion

J. Harold Williams (1)	112%	N/A	N/A	Return on capital by Linscomb & Williams

(1)	Mr. Williams’ employment agreement in effect in 2011 sets out specific criteria based on return on capital by Linscomb & Williams.

Overall, the award payout weightings total to 100% of the target award. The target award for each executive is adjusted for areas of responsibility and can vary above or below the percentage of base salary shown above if such executive exceeds or only nearly achieves the set performance measures. The target for each performance measure and the specified weight assigned to each performance measure for 2011 is set forth in the table below.

Performance Measure	Weight	Target
Earnings	30%	$0.18
NPA/Assets	25%	1.86%
Return on Assets	10%	0.29%
Return on Equity	10%	2.98%
Non-Bank Revenue Growth	10%	6.83%
Board Discretion	15%

As a result of the prohibition on the Company’s accrual or payment of annual cash and certain equity incentives to certain individuals pursuant to its participation in the CPP, no short-term incentive payments were made to the named executive officers who were MHCEs for 2011. Mr. D’Agostino received a short-term incentive bonus for 2011 pursuant to the PIP and Mr. Williams received a short-term incentive bonus for 2011 pursuant to the terms of his employment agreement.

Difficulty of Achievement

The Company operates in a very competitive environment in all of its locations, competing in markets in populated and expanding urban centers where its clients have a vast array of retail banking opportunities and venues. Running a community bank profitably and growing its loans and deposit portfolio is a difficult task and the PIP is structured to recognize success and not just static performance. Historically, some units have performed well and others have had more of an operational challenge. The performance measures and target award values are not constructed to ensure an incentive payout, but to establish the overall financial performance objectives and expected performance outcome of each business unit. The program and the underlying objectives of the PIP do not guarantee any payout and there is a strong likelihood that amounts below target awards may be earned because performance measures in the operating units are based upon growth-related objectives (deposits and loans, for example) and not static measures. These growth-related measures are linked to the Company’s overall financial measures described above.

401(k) Plan

The Company does not provide retirement benefits to the named executive officers other than through its contributory profit sharing plan, established pursuant to Internal Revenue Code Section 401(k), covering substantially all employees. Under the 401(k) Plan, the Company has discretion to make matching contributions. Currently, the Company matches 100% of an employee’s contributions to the 401(k) Plan, including contributions made by the named executive officers, up to 3% of base salary, not to exceed the annual IRS contribution limit, excluding catch-up contributions.

Benefits upon a Change in Control Termination

In 2004, Messrs. D’Agostino and Creel each entered into a change in control agreement with the Company. Each of these agreements was amended and restated on July 16, 2007 to implement provisions required under Section 409A of the Internal Revenue Code of 1986, as amended. On March 15, 2010, the Company entered into change in control agreements with Mr. Moore and Mrs. Jordan and amended and restated Messrs. D’Agostino’s and Creel’s July 2007 agreements to implement provisions required by the EESA pursuant to the Company’s participation in the CPP. The agreements have a five-year duration and provide for, among other things, a payment to each respective officer equal to the sum of two times such officer’s base salary plus two times the average of all bonuses received by him or her for the last two fiscal years, such payment to be made upon termination of employment following a change in control. Mr. Williams has an employment agreement with the Company which contains the change in control benefits described above. At the end of their respective terms, both the change in control agreements and the employment agreement will automatically renew for subsequent one-year periods unless notice of termination is properly given by the Company or the respective officer. The Company believes these severance benefits are reasonable and not uncommon for persons in the offices and rendering the level of services performed by these individuals.

For information regarding the change in control benefits to the named executive officers based on a hypothetical termination date of December 31, 2011, see “Executive Compensation and Other Matters—Potential Payments upon Termination or Change in Control.”

Tax and Accounting Implications

Stock-Based Compensation. The Company accounts for stock-based compensation, including options and restricted stock awards granted pursuant to the Incentive Plans, in accordance with ASC Topic 718.

Deductibility of Executive Compensation. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

As a result of the Company’s participation in the CPP, the Company was subject to an amendment to Section 162(m), which limited the Company’s tax deduction for compensation paid to any named executive officer to $500,000 annually during the CPP Covered Period. The Compensation Committee will continue to monitor awards under the Incentive Plans that may in the future be subject to this deductibility limitation and assess its impact.

Nonqualified Deferred Compensation. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Internal Revenue Code, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year that they are not subject to a substantial risk of forfeiture. In such case, the recipient is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. The Company believes it is operating in compliance with the current statutory provisions.

Summary Compensation Table

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company’s Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) (the “named executive officers”) for the fiscal years ended December 31, 2011, 2010 and 2009:

Summary Compensation Table for the Last Three Fiscal Years Ended December 31, 2011

Name and Principal Position	Year	Salary(1)	Bonus		Stock Awards(2)		Non-Equity Incentive Plan Compensation		Total
James S. D’Agostino, Jr. Chief Executive Officer	2011 2010 2009	$360,000 360,000 360,000	$	— — —	$	— — —	$94,250 — —		$454,250 360,000 360,000

L. Anderson Creel (3) Chief Financial Officer, Executive Vice President and Treasurer	2011 2010 2009	215,000 215,000 207,500		— — —		— — —	— — —		215,000 215,000 207,500

Preston Moore (4) President	2011 2010 2009	500,000 500,000 169,109		— — 125,000		88,560 94,500 812,000	— — —		588,560 594,500 1,106,109

Carmen A. Jordan (4) Executive Vice President	2011 2010 2009	417,500 417,500 136,378		— — 83,750		66,420 75,600 487,200	— — —		483,920 493,100 707,328

J. Harold Williams Executive Vice President	2011 2010 2009	350,000 350,000 292,800		— — —		— — —	235,000 170,523 —	(5) (5)	585,000 520,523 292,800

(1)	For the years ended December 31, 2011, 2010 and 2009, no named executive officer received compensation in the form of perquisites or personal benefits which, per named executive officer, were greater than $10,000 in the aggregate.
(2)	Represents the aggregate grant date fair value of restricted stock awarded pursuant to the Company’s Incentive Plans in the fiscal years ended December 31, 2011, 2010 and 2009, which was computed in accordance with ASC Topic 718.
(3)	Mr. Creel retired as the Company’s Chief Financial Officer, Executive Vice President and Treasurer effective December 31, 2011.
(4)	Mr. Moore and Mrs. Jordan joined the Company and Encore Bank in June 2009 and the base salary reflected for 2009 is for the partial year’s service. The bonus and stock award grant to each of them in 2009 were in accordance with the agreed terms of their respective employment.
(5)	The amount reported reflects the annual incentive bonus earned by Mr. Williams pursuant to the terms of his employment agreement based on the return on capital achieved by Linscomb & Williams.

Employment Agreement

In connection with the Company’s acquisition of Linscomb & Williams, the Company entered into an employment agreement with J. Harold Williams effective as of September 1, 2005, which provided for a minimum annual salary of $250,000, subject to annual review and adjustments at the discretion of the Company’s Board. The employment agreement also provided that Mr. Williams would be eligible for a bonus based on the annual performance of Linscomb & Williams through the 2009 fiscal year end. Mr. Williams’ employment agreement expired pursuant to its terms on December 31, 2009. Effective December 31, 2009, the Company entered into a new employment agreement with Mr. Williams for a term of five years, subject to automatic renewals for successive one-year periods until notice of termination is properly provided by Mr. Williams or the Company. The new employment agreement provides for a minimum annual salary of $350,000, subject to annual review and adjustments at the discretion of the Company’s Board. The employment agreement also provides that Mr. Williams will be eligible for a bonus based on the annual performance of Linscomb & Williams. For further information about payments that may be received by Mr. Williams upon termination or in connection with a change in control pursuant to his employment agreement, see “—Potential Payments Upon Termination or Change in Control.” None of the other named executive officers has an employment agreement with the Company.

Grants of Plan-Based Awards

The following table contains information concerning each grant of a plan-based award made to each named executive officer during the fiscal year ended December 31, 2011:

Grants of Plan-Based Awards Table for the Fiscal Year Ended December 31, 2011

		Estimated possible payouts under non-equity incentive plan awards
Name	Grant Date	Target(1)	Maximum(2)	Restricted Stock Awards: Number of shares of stock(3)	Grant Date Fair Value of Stock Awards(4)

James S. D’Agostino, Jr	—	$94,250	$108,000	—	$—

L. Anderson Creel (5)	—	—	—	—	—

Preston Moore	06/01/2011	—	—	8,000	88,560

Carmen A. Jordan	06/01/2011	—	—	6,000	66,420

J. Harold Williams	—	235,000	392,000	—	—

(1)	The amount listed in the target column represents the amount of the annual incentive bonus earned by the named executive officers in 2011. This amount is also shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table included above.
(2)	Represents the possible incentive bonus the named executive officers were eligible to receive based upon certain performance targets of the Company and/or Linscomb & Williams. The dollar amount of the award has been determined and is listed in the Target column.
(3)	Restricted stock awarded to each of the named executive officers listed above vests 50% on April 1, 2014, 25% on April 1, 2015 and 25% on April 1, 2016 (subject to certain transfer restrictions as may be required to comply with EESA).
(4)	Represents the aggregate grant date fair value of restricted stock awards made pursuant to the Company’s 2008 Plan, which was computed in accordance with ASC Topic 718.
(5)	Mr. Creel retired as the Company’s Chief Financial Officer, Executive Vice President and Treasurer effective December 31, 2011.

Outstanding Equity Awards

The following table contains information concerning the unexercised options and restricted stock that have not vested for each named executive officer as of December 31, 2011:

Outstanding Equity Awards at 2011 Fiscal Year-End

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options				Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested(2)
	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date(1)

James S. D’Agostino, Jr.	20,000 15,000	— —	$9.00 12.00	7/1/2012 6/1/2013

L. Anderson Creel	8,000 10,000	— —	12.00 12.00	6/1/2013 2/1/2014	1,500	(3)	$20,280

Preston Moore	— — —	— — —	— — —	— — —	50,000 10,000 8,000	(4) (5) (6)	676,000 135,200 108,160

Carmen A. Jordan	— — —	— — —	— — —	— — —	30,000 8,000 6,000	(4) (5) (6)	405,600 108,160 81,120

J. Harold Williams	—	—	—	—	750	(3)	10,140

(1)	Options granted to each of the named executive officers listed above expire ten years from the date of the grant.
(2)	Calculated by multiplying the closing price of the Company’s Common Stock on the NASDAQ Global Market on December 30, 2011 of $13.52 per share by the number of shares of restricted stock granted to such named executive officer.
(3)	Restricted stock vests 100% on March 30, 2012.
(4)	Restricted stock vests 50% on August 3, 2012 and 50% on August 3, 2013.
(5)	Restricted stock vests 50% on April 1, 2012, 25% on April 1, 2013, and 25% on April 1, 2014.
(6)	Restricted stock vests 50% on April 1, 2013, 25% on April 1, 2014, and 25% on April 1, 2015.

Option Exercises and Stock Vested

During the year ended December 31, 2011, one named executive officer of the Company exercised stock options. The following table contains information concerning the exercise of stock options and vesting of restricted stock during the fiscal year ended December 31, 2011 for each named executive officer:

Option Exercises and Stock Vested for the Fiscal Year Ended December 31, 2011

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise(2)	Number of shares acquired on vesting	Value realized on vesting(3)
James S. D’Agostino, Jr.	—	—	—	—
L. Anderson Creel (4)	23,500	$72,027	2,500	$30,650
Preston Moore	—	—	25,000	286,000
Carmen A. Jordan	—	—	15,000	171,600
J. Harold Williams	—	—	840	10,298

(1)	Reflects the gross amount of shares without netting any shares surrendered to pay exercise price or taxes.
(2)	Calculated by multiplying the difference between the closing price of the Company’s Common Stock on the NASDAQ Global Market on the date of exercise and the exercise price of the options by the number of shares acquired upon exercise of the options.
(3)	Calculated by multiplying the closing price of the Company’s Common Stock on the NASDAQ Global Market on the date of vesting by the number of shares of restricted stock acquired upon vesting.
(4)	Mr. Creel retired as the Company’s Chief Financial Officer, Executive Vice President and Treasurer effective December 31, 2011.

Potential Payments Upon Termination or Change in Control

The Company considers the establishment and maintenance of a sound and vital management team to be essential to protecting and enhancing its best interests and those of its shareholders. In this regard, the Company recognizes that the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to its detriment and that of its shareholders. Accordingly, the Company’s Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company’s management, including its named executive officers, to their assigned duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change in control. Accordingly, the Company entered into change in control agreements with each of Messrs. D’Agostino, Creel, Moore and Mrs. Jordan. Mr. Williams has an employment agreement with the Company which contains similar change in control benefits.

The table below reflects the amount of compensation payable to each of the Company’s named executive officers in the event such executive’s employment with the Company is terminated by the Company or its successors without cause or by the officer for good reason following a change in control. Upon a change in control, all unvested stock options and restricted stock granted to each of the named executive officers pursuant to the Incentive Plans of the Company will become vested and immediately exercisable. The amounts shown assume that the termination occurred on December 30, 2011 and a price per share of the Company’s Common Stock equal to $13.52, based on the closing price of the Company’s Common Stock on the NASDAQ Global Market on December 30, 2011. These amounts are estimates of the amounts which would have been paid out to the named executive officer upon termination as of that date under the specified circumstances. The actual amounts to be paid out can only be determined at the time of such executive officer’s separation from the Company.

Name	Salary and Bonus(1)	Continuation of Benefits(2)	Acceleration of Equity Awards(3)	Total Termination Benefits
James S. D’Agostino, Jr. (4)	$814,250	$35,688	$—	$849,938
L. Anderson Creel (4) (5)	430,000	36,156	20,280	486,436
Preston Moore (4)	1,000,000	36,156	919,360	1,955,516
Carmen A. Jordan (4)	835,000	36,156	594,880	1,466,036
J. Harold Williams (4)	1,105,523	55,576	10,140	1,171,239

(1)	Reflects an amount equal to two times such named executive officer’s annual base salary as of December 30, 2011 plus an amount equal to two times the average of all bonus, profit sharing and other incentive payments made to the named executive officer in the two calendar years prior to the change in control.
(2)	Reflects the estimate of all future premiums which will be paid for two years from the date of termination for each life, health, accident, or disability benefit to which such named executive officer was entitled at the time of termination, using the premium rates in effect as of December 30, 2011.
(3)	Reflects the value of any unvested shares of restricted stock that would vest upon a change in control based on the closing price of $13.52 per share of the Company’s Common Stock on the NASDAQ Global Market on December 30, 2011 and the value of any options that would be accelerated upon a change in control equal to the spread between the exercise price and the closing price of $13.52 per share of Common Stock on December 30, 2011.
(4)	The payments to be made under the change in control agreements and otherwise by the Company are subject to a limitation that the total amount of all payments to any executive that would constitute a “parachute payment” (as defined in Section 280G(b)(2) of the Internal Revenue Code) shall be reduced so that no portion of such payments to such executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, other than in the circumstances specified in the change in control agreements.
(5)	Mr. Creel retired as the Company’s Chief Financial Officer, Executive Vice President and Treasurer effective December 31, 2011.

If, within two years following a change in control, the Company terminates any named executive officer for cause or if such officer resigns, such named executive officer will receive only any accrued but unpaid base salary and vacation pay through the date of termination and any benefits or awards which pursuant to their terms have been earned or become payable. While each of the change in control agreements contains a post-employment confidentiality provision, none of Messrs. D’Agostino, Creel, Moore or Mrs. Jordan is bound by a post-employment non-competition provision. Mr. Williams’ employment agreement contains post-employment confidentiality provisions, as well as a one year non-competition provision if his employment is terminated or if he resigns. The term of the non-competition period decreases to six months if Mr. Williams’ employment is terminated by the Company other than for disability or cause following a change in control, or not for cause and unrelated to a change in control or if terminated by Mr. Williams for good reason.

If the Company terminates Mr. Williams’ employment not for cause and not in connection with a change in control, Mr. Williams is entitled to receive his full base salary and accrued vacation pay through the remainder of the term of his employment agreement plus any benefits or awards which pursuant to their terms have been earned or become payable. He is also entitled to continued participation in all life, medical, dental and prescription drug insurance plans until the expiration of the term of the agreement or until he begins full-time employment with a new employer. If terminated under these circumstances as of December 31, 2011 and not employed before the expiration of the employment agreement, Mr. Williams would be entitled to receive a payment of $1,114,781 from the Company. For further information about the employment agreement with Mr. Williams, see "—Employment Agreement" following the Summary Compensation Table.

Pursuant to the employment agreement and change in control agreements described above, the terms "change in control,” “good reason,” and “cause” are defined as follows:

“Change in control” means the occurrence of any of the following events:

•

the Company is not the surviving entity in any merger, consolidation or other reorganization (or the Company survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary);

•	Encore Bank is merged with or consolidated into, or otherwise acquired by, an entity other than a wholly-owned subsidiary of the Company;

•	the Company sells, leases or exchanges all or substantially all of its assets to any other person or entity;

•	the Company is dissolved or liquidated;

•	any person, group or entity acquires or gains ownership or control of more than 50% of the Company’s outstanding shares; or

•	as a result of, or in connection with, a contested election of directors, the individuals who were the Company’s directors before the election cease to constitute a majority of the Board.

“Good reason” means the occurrence after a change in control of any of the events or conditions described below:

•

an adverse change in an executive’s position as in effect immediately prior to a change in control, including any adverse change in status or position as a result of a diminution in duties, a change in business location of more than 35 miles (50 miles in the case of Mr. Williams), the assignment of any duties or responsibilities which are inconsistent with such status or position or a removal from or failure of reappointment or reelection to such position;

•

a reduction in the base salary as in effect immediately prior to a change in control for Messrs. D’Agostino, Creel, Moore or Mrs. Jordan or in the number of vacation days to which such executive is entitled under the Company’s vacation policy as in effect immediately prior to a change in control;

•

the taking of any action by the Company or its successor to (1) eliminate any material executive benefit plan in which the executive was participating at the time of a change in control, unless replaced with a plan providing substantially equivalent benefits, (2) reduce the awards under any executive benefit plan, program or practice in which the executive was participating at the time of a change in control or (3) fail to replicate any executive benefit plan that by its terms is time limited and is of a type that it has been the Company’s practice to replace with a similar plan from time to time that would diminish, other than by a de minimis amount, the aggregate projected value of an executive’s awards under any bonus, stock option or other management incentive plans in which such executive was participating at the time of a change in control;

•

the taking of any action by the Company that would diminish, other than by a de minimis amount, the aggregate value of the benefits provided to an executive under the Company’s medical, health, dental, accident, disability, life or other insurance, stock purchase or retirement plans in which such executive was participating at the time of a change in control;

•	the Company’s failure to obtain the assumption and acknowledgement of the change in control agreement from any successor or assign; or

•	any purported termination of the executive’s employment that is not effected pursuant to a notice of termination as required by the change in control agreement.

Termination for “cause” means termination upon either of the following events:

•

the willful and continued failure by the executive to perform his duties (other than as a result of incapacity due to physical or mental illness) after a demand for substantial performance is delivered to such executive by the Board, the Chairman or the President which specifically identifies the manner in which it is believed that the executive has not substantially performed his duties and a reasonable period of opportunity for such substantial performance is provided; or

•

the willful engagement by the executive in (1) illegal misconduct materially and demonstrably injurious to the Company in the case of Messrs. D’Agostino, Creel, Moore or Mrs. Jordan or (2) misconduct materially and demonstrably injurious to the Company or Linscomb & Williams in the case of Mr. Williams.

Notwithstanding the above, the executive will not be terminated for “cause” unless and until such executive has been delivered a copy of a resolution approved by at least three-fourths of the Board stating that in the good faith opinion of the Board, such executive was guilty of the conduct set forth above.

Compensation Committee Interlocks and Insider Participation

During 2011, no executive officer of the Company served as (1) a member of a compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (2) a director of another entity, one of whose executive officers served on the Company’s Compensation Committee or (3) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company. In addition, none of the members of the Compensation Committee (a) was an officer or employee of the Company or any of its subsidiaries in 2011 (b) was formerly an officer or employee of the Company or any of its subsidiaries or (c) had any relationship requiring disclosure, except Mr. Mischer, who serves as the indirect manager of an entity from which Encore Bank leases one of its private client offices. Such lease was entered into in the ordinary course of business on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not related to the Company. For further information, see “Certain Relationships and Related Party Transactions.”

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in whole or in part, the following report of the Compensation Committee shall not be deemed to be incorporated by reference into any such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review, has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

As a result of the Company’s participation in the CPP, the Compensation Committee was required, in conjunction with the Company’s senior risk officer(s), to discuss, review and evaluate at least every six months during the CPP Covered Period: (1) the named executive officer compensation plans to ensure that such compensation plans did not encourage named executive officers to take unnecessary and excessive risks that threaten the value of the Company, (2) employee compensation plans in light of the risks posed by such plans and how to limit such risks and (3) employee compensation plans to ensure that these plans did not encourage the manipulation of reported earnings to enhance the compensation of any employees.

The Compensation Committee met three times in 2011 during the CPP Covered Period. At all or some of these meetings, the Compensation Committee and senior risk officer(s) discussed, reviewed and evaluated the relationship between the Company’s risk management policies and practices and named executive officer and other employee compensation arrangements. These meetings included a review of the structure and components of the Company’s compensation arrangements, the material potential sources of risk in the Company’s business lines and compensation arrangements and various policies and practices of the Company that mitigate this risk. Within this framework, a variety of topics was discussed, including the parameters of acceptable and excessive risk taking (based on an understanding that some risk taking is an inherent part of operating a business) and the general business goals and concerns of the Company, including the need to attract, retain and motivate top tier talent.

The Company offers the following incentive compensation programs in which the Company’s named executive officers participate:

•	a short-term cash incentive bonus, through the PIP;

•	a long-term equity incentive program, through the PIP and the 2008 Plan;

•	a contributory savings 401(k) plan; and

•	employee benefit plans provided to all full-time employees.

The PIP is designed to reward the Company’s executive officers for the attainment of profitable growth and stable financial and operating conditions. The measures used to quantify those results are well understood, transparent and based on audited financial results. The formulaic approach is important because it causes executives to be held accountable for the Company’s performance. The Incentive Plans approved by the Company’s shareholders provide for the granting of stock options, restricted stock awards and certain other equity based awards. The Company primarily utilizes grants of restricted stock to provide long-term equity incentives. Restricted stock grants generally have not been tied to the performance of the Company, but have been time-vested with a vesting period determined at the time of grant. This vesting period ties the compensation of executive officers to the long-term value of the Company. Due to the nature of the Company’s 401(k) plan and other personal benefit programs, payments are generally unrelated to Company operational performance, and therefore do not encourage unnecessary or excessive risks.

In addition to those plans and arrangements identified above, the Company established seven different employee compensation arrangements that provide for variable cash compensation bonus, commission or incentive payments. Each arrangement is available to the applicable set of employees and the amount received differs, depending on level of job responsibility and plan objectives.

As a result of the discussion, review and evaluation of the plans mentioned above, the Compensation Committee found that the Company’s compensation programs do not encourage the named executive officers to take unnecessary and excessive risks that threaten the value of the Company, do not encourage behavior focused on short-term results rather than long-term value creation in large part because the executive officer compensation plans are competitive and well-balanced with a mix of cash and equity based on short and long-term factors, as described above, and do not encourage the manipulation of reported earnings to enhance the compensation of any employees, in each case because the Company has in place a number of mitigation factors that significantly offset any risks inherent to the plans.

The Compensation Committee certifies that during the CPP Covered Period:

•

it has reviewed with the senior risk officers the senior executive officer (“SEO”) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company;

•	it has reviewed with the senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

•

it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

The Compensation Committee

Walter M. Mischer, Jr. (Chairman)
J. Bryan King
Eugene H. Vaughan
Randa Duncan Williams

Director Compensation

During 2011, each non-employee director of the Company received a fee of $1,000 for each meeting of the Company’s Board attended. In addition, members of each committee of the Company’s Board received $500 for each meeting attended, and the Chairman of each committee received a fee of $1,000 for each meeting he or she chaired. The Company reimburses directors for travel expenses incurred in connection with attending board, committee and shareholder meetings and for other business-related expenses.

All of the members of the Company’s Board are also members of the Board of Directors of Encore Bank and each non-employee director of Encore Bank received a fee of $2,000 for each meeting of Encore Bank’s Board of Directors attended. Mr. Smith and Mrs. Barth serve on the Board Compliance Committee of Encore Bank and received a fee of $750 for each meeting attended. Messrs. D’Agostino, Jenness, Moore and Williams are employed by the Company and do not receive any compensation for their service on the Board of Directors of the Company or Encore Bank.

In addition to the director fees listed above, in March 2011 the Compensation Committee recommended, and the Board approved, an award of 4,000 shares of restricted stock to each non-employee director of the Company pursuant to the 2008 Plan. The forfeiture restrictions with respect to the restricted stock awards will lapse on April 1, 2014.

The following table contains information concerning the compensation of the directors of the Company for the fiscal year ended December 31, 2011:

Director Compensation for the Fiscal Year Ended December 31, 2011

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Carin M. Barth	$35,500	$44,280	$79,780
J. Bryan King	18,000	44,280	62,280
Walter M. Mischer, Jr.	18,500	44,280	62,780
Edwin E. Smith	34,250	44,280	78,530
Eugene H. Vaughan	17,500	44,280	61,780
David E. Warden	29,500	44,280	73,780
Randa Duncan Williams	18,000	44,280	62,280

(1)	Includes $21,000 in fees paid to Mrs. Barth, $20,250 in fees paid to Mr. Smith, $12,000 in fees paid to Mr. Warden, $10,000 in fees paid to Mr. Vaughan and $8,000 in fees paid to each of Messrs. King and Mischer and Mrs. Williams for service as a director of Encore Bank in 2011. For the year ended December 31, 2011, no director received compensation in the form of perquisites or personal benefits.
(2)	Represents the aggregate grant date fair value of restricted stock awarded pursuant to the 2008 Plan in the fiscal year ended December 31, 2011, which was computed in accordance ASC Topic 718.

Indemnity Agreements

The Company has entered into indemnity agreements with each of its directors. The indemnity agreements provide for indemnification against certain costs incurred by each director, including the advancement of reasonable expenses, made or threatened to be made a party to a proceeding because of his or her official capacity as a director, officer or employee of the Company. Indemnification is not provided for willful or intentional misconduct in the performance of indemnitee’s duties to the Company. The indemnity agreements provide for indemnification to the fullest extent permitted by Texas law, subject to the rules of the Federal Deposit Insurance Corporation that may prohibit or limit an indemnification payment to an institution-affiliated party under certain circumstances.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for information regarding securities authorized for issuance under equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The table below shows as of April 11, 2012, the number of shares of Company Common Stock beneficially owned by each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, each director, all named executive officers and all directors and executive officers as a group. Unless otherwise noted, (1) the address for the named person is c/o Encore Bancshares, Inc., Nine Greenway Plaza, Suite 1000, Houston, Texas 77046 and (ii) the named persons have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Options Exercisable Within 60 Days	Percentage Beneficially Owned(1)
Principal Shareholders
J. Luther King, Jr. (2)	981,420	—	8.26%
Luther King Capital Management Corporation (3)	671,250	—	5.65
Steven A. Webster (4)	613,828	18,000	5.31

Directors and Executive Officers
James S. D’Agostino, Jr. (5)	582,683	35,000	5.18
Carin M. Barth (6)	10,000	—		*
L. Anderson Creel (7)	43,574	18,000		*
Charles W. Jenness (8)	191,983	32,000	1.88
Carmen A. Jordan	74,960	—		*
J. Bryan King (9)	522,176	12,000	4.49
Walter M. Mischer, Jr. (10)	245,481	12,000	2.16
Preston Moore(11)	122,614	—	1.03
Patrick T. Oakes	12,500	—		*
Stephanie R. Pollock	10,000	—		*
Edwin E. Smith (12)	69,000	12,000		*
Eugene H. Vaughan (13)	68,912	12,000		*
David E. Warden (14)	131,434	12,000	1.21
J. Harold Williams	131,145	—	1.10
Randa Duncan Williams (15)	489,374	—	4.12

Directors and Executive Officers as a Group (15 persons)	2,705,836	145,000	23.70%

*	Indicates ownership which does not exceed 1.0%.
(1)	The percentage beneficially owned was calculated based on 11,885,486 shares of Common Stock issued and outstanding as of April 11, 2012. The percentage assumes the exercise by the shareholder or group named in each row of all options for the purchase of Common Stock held by such shareholder or group and exercisable within 60 days.

(2)	The address for the shareholder is 301 Commerce Street, Suite 1600, Fort Worth, Texas 76102. The information regarding beneficial ownership is included on a Schedule 13D filed with the SEC on January 3, 2011 by Luther King Capital Management Corporation (“LKCM”). LKCM reported that J. Luther King, Jr. had sole voting and dispositive power with respect to 981,420 shares of the Company’s Common Stock, which includes shares held directly by Mr. King directly, a partnership controlled by Mr. King and shares held by LKCM, LKCM Private Discipline Master Fund, SPC, LKCM Micro-Cap Partnership, L.P., LKCM Investment Partnership, L.P. and LKCM Investment Partnership II, L.P.
(3)	The address for the shareholder is 301 Commerce Street, Suite 1600, Fort Worth, Texas 76102. The information regarding beneficial ownership is included on a Schedule 13D filed with the SEC on January 3, 2011 by LKCM. LKCM reported that it had sole voting and dispositive power with respect to 671,520 shares of the Company’s Common Stock.
(4)	Consists of 180,454 shares held directly; 417,258 shares held of record by Kestrel Capital, L.P., of which Mr. Webster is the President of Kestrel Capital’s general partner; 16,116 shares held of record by Cerrito Partners, of which Mr. Webster is the managing partner; and 18,000 shares which may be acquired within 60 days pursuant to the exercise of stock options.
(5)	Consists of 73,076 shares held directly; 515,942 shares held jointly by Mr. D’Agostino and his spouse; 400 shares held of record by Ann D. D’Agostino UTMA, of which Mr. D’Agostino is custodian; and 35,000 shares which may be acquired within 60 days pursuant to the exercise of stock options.
(6)	Includes 2,000 shares held of record by an IRA account for the benefit of Mrs. Barth.
(7)	Includes 6,250 shares held of record by an IRA account for the benefit of Mr. Creel and 18,000 shares which may be acquired within 60 days pursuant to the exercise of stock options.
(8)	Includes 32,000 shares which may be acquired within 60 days pursuant to the exercise of stock options.
(9)	Consists of 73,076 shares held directly; 440,000 shares held by LKCM Private Discipline Master Fund, SPC, a private investment fund controlled by Mr. King; 9,100 shares held by LKCM Micro-Cap Partnership, L.P., a private investment fund controlled by Mr. King and 12,000 shares which may be acquired within 60 days pursuant to the exercise of stock options.
(10)	Consists of 34,000 shares held directly; 21,110 shares held of record by the Duncan Mischer Watson 1983 Trust, of which Mr. Mischer is the trustee; 10,744 shares held of record by The Mary A. Mischer Management Trust, of which Mr. Mischer is the trustee; 10,744 shares held of record by The Mary A. Mischer Marital Trust, of which Mr. Mischer is the trustee; 168,883 shares held of record by Mischer Investments, L.P., of which Mr. Mischer is the managing partner; and 12,000 shares which may be acquired within 60 days pursuant to the exercise of stock options.
(11)	Includes 117,064 shares held directly; 450 shares held of record by Preston Moore IV UGMA, of which Mr. Moore’s spouse is custodian; 450 shares held of record by Kathryn Moore UGMA, of which Mr. Moore’s spouse is custodian; 450 shares held of record by Kristen Moore UGMA, of which Mr. Moore’s spouse is custodian; 250 shares held of record by an IRA account for the benefit of Mr. Moore’s spouse and 3,950 shares held of record by an IRA for the benefit of Mr. Moore.
(12)	Includes 12,000 shares which may be acquired within 60 days pursuant to the exercise of stock options.
(13)	Includes 12,000 shares which may be acquired within 60 days pursuant to the exercise of stock options.
(14)	Consists of 131,334 shares held directly; 100 shares held of record in an UGMA account for Mr. Warden’s son, of which Mr. Warden is custodian; and 12,000 shares which may be acquired within 60 days pursuant to the exercise of stock options
(15)	Consists of 16,500 shares held directly and 472,874 shares held of record by DLD Family Investments LLC, of which Mrs. Williams is the President.

As described in more detail in the Explanatory Note, on March 5, 2012, the Company and Cadence entered into the Merger Agreement, pursuant to which the Company will merge with and into a wholly-owned subsidiary of Cadence, with the Company continuing thereafter as a wholly-owned subsidiary of Cadence, and each share of Company Common Stock will be converted into the right to receive $20.62 in cash, without interest.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

The Corporate Governance and Nominating Committee reviews all related party transactions for potential conflicts of interest pursuant to the standards set forth in the Company’s written Related Party Transaction Approval Policy. Any related party transaction must be reported to the Company’s Chief Compliance Officer and may be consummated or may continue only (1) if the Corporate Governance and Nominating Committee approves or ratifies such transaction and if the transaction is on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party, or (2) if the transaction has been approved by the disinterested members of the Board. The Corporate Governance and Nominating Committee may approve or ratify the related party transaction only if it determines that, under all of the circumstances, the transaction is in the best interests of the Company.

Many of the directors and executive officers of the Company and Encore Bank and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they and their immediate families have at least a five percent interest, are customers of Encore Bank. During 2011, Encore Bank made loans in the ordinary course of business to many of the directors and executive officers of the Company and Encore Bank and their associates, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Company and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, executive officers and certain shareholders of the Company are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by Encore Bank to executive officers, directors and certain shareholders of the Company and Encore Bank satisfy the foregoing standards. As of December 31, 2011, all of such loans aggregated $4.0 million, which was approximately 2.9% of the Company’s Tier 1 capital at such date. The Company expects Encore Bank to have such transactions or transactions on a similar basis with the directors and executive officers of the Company and Encore Bank and their associates in the future.

Encore Bank currently leases one of its private client offices from a related party. The office is leased pursuant to a written lease agreement. The lease agreement is for a private client office located in Houston’s Medical Center and is between Memorial Hermann Medical Plaza, L.P., a Texas limited partnership, and Encore Bank. Walter M. Mischer, Jr., one of the Company’s directors, serves as manager of the sole general partner of Mischer Healthcare Services IV, L.P., the sole general partner of Memorial Hermann Medical Plaza, L.P. The term of the lease is for ten years and will expire in 2016, with an option to extend the lease twice, each with a term of ten years. The monthly rental payments for 2011 related to this private client office were approximately $12,000. Encore Bank conducted all lease negotiations in the ordinary course of business and all of the lease terms were substantially the same as those prevailing at the time for comparable transactions with unaffiliated persons.

Director Independence

During the review by the Company’s Board of director independence, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under the section titled “Certain Relationships and Related Party Transactions” below. The Board also considered whether there were any transactions or relationships between any director or any member of his or her immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of the Company’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that the following directors are independent directors under the listing standards of the NASDAQ Global Market: Carin M. Barth, J. Bryan King, Walter M. Mischer, Jr., Edwin E. Smith, Eugene H. Vaughan, David E. Warden, and Randa Duncan Williams. Messrs. D’Agostino, Jenness, Moore and Williams are not independent because of their positions with the Company or one of its subsidiaries.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to the Company by Deloitte for the fiscal years ending December 31, 2011 and 2010:

	2011		2010
Audit fees (1)	$489,900		$554,000
Audit related fees	—		—
Tax fees	89,000	(2)	69,100	(3)
All other fees	—		—

(1)	Includes fees billed for professional services rendered in connection with audit, assistance with securities filings other than periodic reports, and the quarterly reviews of the Company’s consolidated financial statements.
(2)	Consists of fees billed for services rendered in connection with preparation of the Company’s 2010 tax return.
(3)	Consists of fees billed for services rendered in connection with preparation of the Company’s 2009 tax return.

The Audit Committee will consider, on a case-by-case basis, and approve, if appropriate, all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Pre-approval of such services is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such services provided to the Company must constitute not more than five percent of the total amount of revenues paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee to whom authority to grant such approval has been delegated by the Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) The exhibits to this Annual Report on Form 10-K/A listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. We will furnish a copy of any exhibit to shareholders upon written request to Encore Bancshares, Inc. and payment of a reasonable fee.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K/A as noted below.

Exhibit (1)	Description

2.1	Agreement and Plan of Reorganization, dated as of August 29, 2005, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.4 to Encore Bancshares, Inc.’s Registration Statement on Form S-1, Registration No. 333-142735 (the S-1 Registration Statement))

2.2	First Amendment to Agreement and Plan of Reorganization, dated July 28, 2006, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.5 to the S-1 Registration Statement)

2.3	Second Amendment to Agreement and Plan of Reorganization, dated March 30, 2007, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to the S-1 Registration Statement)

Exhibit (1)	Description

2.4	Third Amendment to Agreement and Plan of Reorganization, dated March 13, 2010, by and between Encore Bancshares, Inc. and Linscomb & Williams, Inc. (incorporated herein by reference to Exhibit 2.6 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

2.5	Purchase and Assumption Agreement dated March 15, 2010 by and among Encore Bank, N.A., Ovation Holdings, Inc. and National Bank of Southwest Florida (incorporated herein by reference to Exhibit 2.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on March 19, 2010)

2.6	Securities Purchase Agreement, dated September 27, 2011, between the Secretary of the Treasury and Encore Bancshares, Inc., with respect to the issuance and sale of the Series B Preferred Stock (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

2.7	Agreement and Plan of Merger, dated as of March 5, 2012, between Encore Bancshares, Inc., Cadence Bancorp, LLC and EMS Sub I, Inc. (incorporated herein by reference to Exhibit 2.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on March 9, 2012).

3.1	Amended and Restated Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the S-1 Registration Statement)

3.2	Articles of Amendment to Articles of Incorporation of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the S-1 Registration Statement)

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

3.4	Statement of Designations establishing the terms of the Series B Preferred Stock of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

3.5	Amended and Restated Bylaws of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 3.3 to the S-1 Registration Statement)

4.1	Form of specimen certificate representing shares of Encore Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4.1 to the S-1 Registration Statement)

4.2	Form of Series B Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on September 29, 2011).

4.3	Warrant, dated December 5, 2008, to purchase 364,026 shares of Encore Bancshares, Inc.’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

10.1†	Encore Bancshares, Inc. 2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the S-1 Registration Statement)

Exhibit (1)	Description

10.2†	Form of Encore Bancshares, Inc. Stock Option Award Terms and Conditions and corresponding notice (incorporated herein by reference to Exhibit 10.2 to the S-1 Registration Statement)

10.3†	Form of Encore Bancshares, Inc. Restricted Stock Award Agreement and corresponding notice (incorporated herein by reference to Exhibit 10.3 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.4†	Encore Bancshares, Inc. 2008 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Encore Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-150996 (the S-8 Registration Statement))

10.5†	Form of Encore Bancshares, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the S-8 Registration Statement)

10.6†	Form of Encore Bancshares, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 to the S-8 Registration Statement)

10.7†	Form of Encore Bancshares, Inc. Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.7 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.8†	Form of Encore Bancshares, Inc. Long-Term Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.8 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.9†***	Executive Employment Agreement effective January 1, 2012 between William Reed Moraw and Town & Country Insurance Agency, Inc.

10.10†	Amended and Restated Letter Change-in-Control Agreement dated March 15, 2010 between James S. D’Agostino, Jr. and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.10 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.11†	Letter Employment Agreement dated January 29, 2010 between J. Harold Williams and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on February 3, 2010)

10.12†	Letter Employment Agreement dated January 29, 2010 between G. Walter Christopherson and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on February 3, 2010)

10.13†***	Letter Change-in-Control Agreement dated March 1, 2012 between Patrick Oakes and Encore Bancshares, Inc.

10.14†	Letter Change-in-Control Agreement dated March 15, 2010 between Preston Moore and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.14 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.15†	Letter Change-in-Control Agreement dated March 15, 2010 between Carmen A. Jordan and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.15 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

Exhibit (1)	Description

10.16†	Letter Change-in-Control Agreement dated March 15, 2010 between Charles W. Jenness and Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.16 to Encore Bancshares, Inc.’s Annual Report on Form 10-K filed on March 16, 2010)

10.17†***	Letter Change-in-Control Agreement dated March 1, 2012 between Stephanie Pollock and Encore Bancshares, Inc.

10.18†	Form of Indemnity Agreement with directors of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.19†	Form of Indemnity Agreement with directors of Encore Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 7, 2007)

10.20†	Form of Executive Compensation Letter Agreement with senior executive officers of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 10.3 to Encore Bancshares, Inc.’s Current Report on Form 8-K filed on December 8, 2008)

21.1	List of Subsidiaries of Encore Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 to Encore Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008)

23.1***	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.2***	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data File.

†	Management contract or compensatory plan arrangement.
*	Filed herewith
**	Furnished as an Exhibit to our Annual Report on Form 10-K filed on March 1, 2012
***	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 1, 2012
(1)	Encore Bancshares, Inc. has other long term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. We hereby agree to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BANCSHARES, INC.
(Registrant)

Dated: April 27, 2012	By:	/s/ James S. D’Agostino, Jr.
James S. D’Agostino, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 27, 2012

/s/ Patrick T. Oakes Patrick T. Oakes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 27, 2012

/s/ Stephanie R. Pollock Stephanie R. Pollock	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	April 27, 2012

/s/ Preston Moore Preston Moore	Director and President	April 27, 2012

/s/ Carin M. Barth Carin M. Barth	Director	April 27, 2012

/s/ Charles W. Jenness Charles W. Jenness	Director	April 27, 2012

/s/ John Bryan King John Bryan King	Director	April 27, 2012

/s/ Walter M. Mischer, Jr. Walter M. Mischer, Jr.	Director	April 27, 2012

/s/ Edwin E. Smith Edwin E. Smith	Director	April 27, 2012

Signature	Title	Date

/s/ Eugene H. Vaughan Eugene H. Vaughan	Director	April 27, 2012

/s/ David E. Warden David E. Warden	Director	April 27, 2012

/s/ J. Harold Williams J. Harold Williams	Director	April 27, 2012

/s/ Randa Duncan Williams Randa Duncan Williams	Director	April 27, 2012