Form 10-Q
period 2012-03-31
Encore Bancshares Inc
filed 2012-05-04
CIK 1319327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2012.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to .

Commission file number: 001-33598

Encore Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0655696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Greenway Plaza, Suite 1000, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2012, there were 11.9 million shares of common stock, $1.00 par value, issued and outstanding.

ENCORE BANCSHARES, INC.

Part I – Financial Information

Item 1. Financial Statements

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$16,135	$13,397
Interest-bearing deposits in banks	150,053	114,403
Federal funds sold and other temporary investments	1,382	1,269

Cash and cash equivalents	167,570	129,069
Securities available-for-sale, at fair value	181,107	170,801
Securities held-to-maturity, at amortized cost	97,400	99,630
Loans held-for-sale, at lower of cost or fair value	1,350	1,778
Loans receivable	1,046,168	1,023,486
Allowance for loan losses	(17,977)	(17,968)

Net loans receivable	1,028,191	1,005,518
Federal Home Loan Bank of Dallas stock, at cost	9,838	9,829
Other real estate owned	3,954	2,090
Premises and equipment, net	8,876	6,537
Cash surrender value of life insurance policies	16,654	16,508
Goodwill	35,799	35,799
Other intangible assets, net	5,321	4,533
Other assets	35,303	40,491

Total assets	$1,591,363	$1,522,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$379,184	$334,859
Interest-bearing	784,483	765,378

Total deposits	1,163,667	1,100,237
Borrowings and repurchase agreements	220,971	218,702
Junior subordinated debentures	20,619	20,619
Other liabilities	7,351	9,636

Total liabilities	1,412,608	1,349,194
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, 20,000 shares authorized; 33 shares issued at March 31, 2012 and December 31, 2011; aggregate liquidation preference of $32,996 and $33,093	32,914	32,914
Common stock, $1 par value, 50,000 shares authorized; 11,995 shares at March 31, 2012 and 11,739 shares at December 31, 2011 issued	11,995	11,739
Additional paid-in capital	126,475	124,762
Retained earnings	9,062	5,950
Common stock in treasury, at cost (96 shares at March 31, 2012 and 81 shares at December 31, 2011)	(1,116)	(854)
Accumulated other comprehensive loss	(575)	(1,122)

Total shareholders’ equity	178,755	173,389

Total liabilities and shareholders’ equity	$1,591,363	$1,522,583

The accompanying notes are an integral part of these consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$14,455	$13,442
Securities	1,626	2,305
Federal funds sold and other temporary investments	76	30

Total interest income	16,157	15,777
Interest expense:
Deposits	1,627	2,340
Borrowings and repurchase agreements	2,120	2,106
Junior subordinated debentures	301	298

Total interest expense	4,048	4,744

Net interest income	12,109	11,033
Provision for loan losses	733	2,170

Net interest income after provision for loan losses	11,376	8,863
Noninterest income:
Trust and investment management fees	5,239	5,072
Insurance commissions and fees	1,597	1,440
Net loss on sale of available-for-sale securities	—	(31)
Other	809	647

Total noninterest income	7,645	7,128
Noninterest expense:
Compensation	8,918	8,706
Occupancy	1,198	1,287
Equipment	250	241
Advertising and promotion	149	156
Outside data processing	818	783
Professional fees	1,515	1,134
Intangible amortization	170	140
FDIC assessment	193	798
Other real estate owned expenses, net	252	83
Write down of assets held-for-sale	—	21
Other	737	1,006

Total noninterest expense	14,200	14,355

Net income before income taxes	4,821	1,636
Income tax expense	1,627	484

Net income	$3,194	$1,152

Income available to common shareholders	$3,112	$594

Income per common share:
Basic	$0.26	$0.05
Diluted	0.26	0.05
Average common shares outstanding	11,751	11,491
Diluted average common shares outstanding	11,917	11,575

The accompanying notes are an integral part of these consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$3,194	$1,152

Other comprehensive income, before tax:

Unrealized holding gains (losses) on available-for-sale securities arising during period	842	(230)
Less: reclassification adjustment for gains (losses) included in income	—	(31)

Other comprehensive income (loss), before tax	842	(261)
Income tax (expense) benefit related to items of other comprehensive income	(295)	74

Other comprehensive income (loss), net of tax	547	(187)

Comprehensive income	$3,741	$965

The accompanying notes are an integral part of these consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2012

(Unaudited, amounts in thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2012	$32,914	11,739	$11,739	$124,762	$5,950	$(854)	$(1,122)	$173,389
Stock-based compensation cost recognized in earnings	—	—	—	399	—	—	—	399
Issuance of common stock	—	258	258	900	—	—	—	1,158
Forfeiture of restricted stock	—	(2)	(2)	2	—	—	—	—
Purchase of treasury stock (15 shares)	—	—	—	—	—	(262)	—	(262)
Excess tax benefit from stock-based compensation	—	—	—	412	—	—	—	412
Comprehensive income	—	—	—	—	3,194	—	547	3,741
Dividend on preferred stock	—	—	—	—	(82)	—	—	(82)

Balance at March 31, 2012	$32,914	11,995	$11,995	$126,475	$9,062	$(1,116)	$(575)	$178,755

The accompanying notes are an integral part of this consolidated financial statement.

Encore Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,194	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	733	2,170
Write down of assets held-for-sale and other real estate owned	12	34
Depreciation and amortization, net	886	715
Stock-based compensation	399	306
Loss on sale of available-for-sale securities and other assets, net	25	15
Loans originated for sale in the secondary market	(3,858)	(5,715)
Proceeds from sale of mortgage loans	4,365	7,901
Other assets, net	4,738	3,836
Other liabilities, net	(2,629)	(1,742)

Net cash provided by operating activities	7,865	8,672

Cash flows from investing activities:
Purchases of available-for-sale securities	(32,780)	(14,591)
Principal collected on available-for-sale securities	13,056	9,636
Proceeds from sales of available-for-sale securities	10,000	14,945
Proceeds from prepayments and maturities of held-to-maturity securities	2,204	6,379
Proceeds from sales of other real estate owned	855	1,974
Cash paid for acquisition	(517)	—
Net increase in loans	(26,241)	(14,068)
Purchase of Federal Home Loan Bank stock, net of redemption	—	(587)
Purchases of premises and equipment	(2,624)	(34)

Net cash provided (used) by investing activities	(36,047)	3,654

Cash flows from financing activities:
Net increase (decrease) in deposits	63,430	(9,652)
Repayment of long term Federal Home Loan Bank of Dallas borrowings	(14)	(13)
Increase in repurchase agreements	2,138	1,680
Proceeds from issuance of common stock, net of purchase of treasury stock	896	407
Preferred dividend paid	(179)	(425)
Other, net	412	20

Net cash provided (used) by financing activities	66,683	(7,983)

Net increase in cash and cash equivalents	38,501	4,343
Cash and cash equivalents at beginning of period	129,069	64,099

Cash and cash equivalents at end of period	$167,570	$68,442

Supplementary cash flows information:
Interest paid on deposits and borrowed funds	$4,165	$4,864
Income taxes paid	—	—
Noncash investing and financing activities:
Real estate acquired in satisfaction of loans	2,835	98
Transfer of loans held-for-sale to loans receivable	—	7,327

The accompanying notes are an integral part of these consolidated financial statements.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Encore Bancshares, Inc. (Bancshares, and on a consolidated basis, referred to as the Company) headquartered in Houston, Texas, is a financial holding company. The Company’s business segments are Banking, Wealth Management and Insurance. For further discussion of each business segment, refer to Note H. The Company’s principal subsidiary is Encore Bank, National Association (Encore Bank), which operates as a national banking association. The Company provides wealth management services through Linscomb & Williams, Inc. (Linscomb & Williams), a subsidiary of Encore Bank, and the Trust Division of Encore Bank (Encore Trust). The Company provides property and casualty insurance products through its subsidiary Town & Country Insurance Agency, Inc. (Town & Country).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Encore Bancshares, Inc., Encore Bank, Linscomb & Williams and Town & Country. The Company has made all adjustments that, in its opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated balance sheet at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP).

The Company must make estimates and assumptions that affect amounts reported in these interim consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

Nature of Operations

The Company is primarily in the business of attracting deposits and investing these funds in loans and securities, as well as providing trust and investment management services and property and casualty insurance products.

The Company provides a variety of financial services through twelve private client offices located in the greater Houston area, and five wealth management offices and four insurance offices in Texas. The Company’s product offerings, places of business and service delivery are positioned to best meet the needs of privately-owned businesses, professional firms, investors and affluent individuals.

Adoption of Updates to the FASB Codification

On January 1, 2012, we adopted the following updates to the Financial Accounting Standards Board (FASB) Codification:

FASB Accounting Standards Updates (ASU) No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The adoption of ASU 2011-03 did not have a significant impact on the Company’s financial statements.

FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and IFRSs. ASU 2011-04 was effective for the Company on January 1, 2012 and is reflected in Note G.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the Company on January 1, 2012 and is reflected in the Consolidated Statements of Comprehensive Income.

FASB ASU No. 2011-08, “Testing Goodwill for Impairment”, amends the guidance in FASB ASC 350-20. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The adoption of ASU 2011-08 did not have a significant impact on the Company’s financial statements.

Descriptions of significant accounting policies are included in Note A to the consolidated financial statements as of and for the year ended December 31, 2011 included in the Annual Report on Form 10-K. There have been no significant changes to these policies.

Pending Merger

As previously announced, on March 5, 2012, Bancshares, Cadence Bancorp, LLC (Cadence) and EMS Sub I, Inc. (EMS Sub) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which EMS Sub, a wholly-owned subsidiary of Cadence, will be merged with and into Bancshares, with Bancshares continuing thereafter as a wholly-owned subsidiary of Cadence, and each share of Bancshares common stock will be converted into the right to receive $20.62 in cash, without interest (the Merger). Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by Bancshares’ shareholders, (2) receipt of required regulatory approvals and (3) the absence of any law or order prohibiting the completion of the Merger. Each party’s obligation to complete the Merger also is subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (2) the performance in all material respects by the other party of its obligations under the Merger Agreement.

Bancshares and the members of its board of directors have been named as defendants in a putative class and derivative action filed on behalf of Bancshares shareholders on April 16, 2012 in the Supreme Court of the State of New York for the County of New York. The lawsuit challenged the fairness of the Merger and alleged that the director defendants breached their fiduciary duties to Bancshares. The lawsuit generally sought an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to Bancshares and an award of compensatory damages, interest, attorney’s fees and costs. On May 1, 2012, following settlement discussions, the defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of the lawsuit. In connection with the settlement contemplated by the memorandum of understanding, in consideration for the full settlement and release of all claims, Bancshares agreed to make certain additional disclosures related to the proposed Merger. The memorandum of understanding contemplates that the parties will negotiate in good faith and use their reasonable best efforts to enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to shareholders of Bancshares. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation.

Other Intangible Assets

In the first quarter of 2012, Town & Country purchased certain assets, including the customer base of Whittington Insurance Agency, Inc. The purchase price consideration is estimated to be $1.0 million and consists of a $0.5 million cash payment that was made at closing and an estimated contingent earn-out totaling $0.5 million. The earn-out was calculated as a percentage of the estimated renewal commissions over a three-year period and was recorded at fair value on the date of acquisition. The full purchase price of $1.0 million was allocated to customer intangibles and will be amortized over fifteen years.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

In 2012, the Company reclassified income earned on certain assets from interest income to other noninterest income for all periods presented. These reclassifications had no impact on financial condition, results of operations or equity in any of the reported periods.

NOTE B – SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY

Securities available-for-sale and held-to-maturity were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Available-for-sale:
U.S. Government securities	$92,317	$207	$—	$92,524
Securities of U.S. states and political subdivisions	2,093	97	—	2,190
Mortgage-backed securities	66,717	720	(291)	67,146
Corporate debt securities	13,968	—	(2,029)	11,939
Other securities	4,238	134	—	4,372

Total	179,333	1,158	(2,320)	178,171
Marketable equity securities	2,596	340	—	2,936

Total available-for-sale securities	$181,929	$1,498	$(2,320)	$181,107

Held-to-maturity:
U.S. Government securities	$5,000	$40	—	$5,040
Securities of U.S. states and political subdivisions	21,945	2,053	—	23,998
Mortgage-backed securities	48,611	1,385	(5)	49,991
Corporate debt securities	12,358	1,662	—	14,020
Other securities	9,486	177	—	9,663

Total held-to-maturity securities	$97,400	$5,317	$(5)	$102,712

December 31, 2011
Available-for-sale:
U.S. Government securities	$107,665	$355	$—	$108,020
Securities of U.S. states and political subdivisions	2,096	87	—	2,183
Mortgage-backed securities	41,664	533	(18)	42,179
Corporate debt securities	13,967	—	(3,029)	10,938
Other securities	4,481	140	—	4,621

Total	169,873	1,115	(3,047)	167,941
Marketable equity securities	2,592	268	—	2,860

Total available-for-sale securities	$172,465	$1,383	$(3,047)	$170,801

Held-to-maturity:
U.S. Government securities	$5,000	$44	$—	$5,044
Securities of U.S. states and political subdivisions	21,955	2,258	(6)	24,207
Mortgage-backed securities	50,642	1,388	(5)	52,025
Corporate debt securities	12,330	950	—	13,280
Other securities	9,703	198	—	9,901

Total held-to-maturity securities	$99,630	$4,838	$(11)	$104,457

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company owned certain debt securities with unrealized losses as of March 31, 2012 and December 31, 2011. These securities, with unrealized losses segregated by length of impairment at period end, were as follows (dollars in thousands):

Description of Securities	Fair Value	Unrealized Losses
March 31, 2012
Less than 12 months
Available-for-sale:
Mortgage-backed securities	$22,049	$(278)
Corporate debt securities	4,225	(752)

Total available-for-sale securities	$26,274	$(1,030)

More than 12 months
Available-for-sale:
Mortgage-backed securities	$2,060	$(13)
Corporate debt securities	7,714	(1,277)

Total available-for-sale securities	$9,774	$(1,290)

Held-to-maturity:
Mortgage-backed securities	$785	$(5)

December 31, 2011
Less than 12 months
Available-for-sale:
Corporate debt securities	$5,555	$(1,412)

Held-to-maturity:
Securities of U.S. states and political subdivisions	$1,009	$(6)

More than 12 months
Available-for-sale:
Mortgage-backed securities	$2,170	$(18)
Corporate debt securities	5,383	(1,617)

Total available-for-sale securities	$7,553	$(1,635)

Held-to-maturity:
Mortgage-backed securities	$791	$(5)

At March 31, 2012, the Company had three corporate debt securities that had been in an unrealized loss position for greater than 12 months. As of March 31, 2012, the Company’s corporate debt securities were all rated BBB or better. Unrealized losses on debt securities were primarily due to changes in market interest rates and not due to credit quality. The Company expects to recover the entire amortized cost of these securities since it does not intend to sell the securities. Additionally, it is not more likely than not that the Company will be required to sell these securities before recovery of its cost basis. Accordingly, as of March 31, 2012 and December 31, 2011, the Company believes the impairments detailed in the table are temporary and no impairment loss has been recorded in the accompanying consolidated statements of operations.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table (dollars in thousands) shows the amortized cost and estimated fair value of securities by contractual maturity at March 31, 2012. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment schedules. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$75,180	$75,305	$326	$334
Over one year through five years	15,000	15,018	12,031	13,685
After five years through ten years	13,968	11,939	10,047	10,183
Over ten years	8,222	8,509	26,385	28,519

Total	112,370	110,771	48,789	52,721
Mortgage-backed, marketable equity and other securities	69,559	70,336	48,611	49,991

Total securities	$181,929	$181,107	$97,400	$102,712

At March 31, 2012 and December 31, 2011, securities with a carrying value of $89.8 million and $74.5 million were pledged as collateral for repurchase agreements, public funds, trust deposits, and for other purposes, as required or permitted by law.

Gross realized gains were $26 thousand and gross realized losses were $57 thousand on sales of available-for-sale securities for the three months ended March 31, 2011. There were no realized gains or losses during the three month period ended March 31, 2012.

NOTE C – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following (dollars in thousands):

	March 31, 2012	December 31, 2011
Commercial:
Commercial	$234,760	$214,575
Commercial real estate	224,479	210,437
Real estate construction	56,322	59,589

Total commercial	515,561	484,601

Consumer:
Residential real estate first lien	203,122	202,968
Residential real estate second lien	241,849	252,825
Home equity lines	55,044	55,191
Consumer other	30,592	27,901

Total consumer	530,607	538,885

Loans receivable	1,046,168	1,023,486
Loans held-for-sale	1,350	1,778

Total loans	$1,047,518	$1,025,264

Included in loans receivable was $1.8 million and $1.9 million of net deferred loan origination costs and unamortized premium and discount at March 31, 2012 and December 31, 2011, respectively. Accrued interest receivable on loans was $3.5 million and $3.7 million at March 31, 2012 and December 31, 2011. Consumer other loans include client overdrafts of $0.1 million and $0.3 million as of March 31, 2012 and December 31, 2011.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The loan portfolio consists of various types of loans with approximately 87.4% outstanding to borrowers located in Texas.

As of March 31, 2012, there were no concentrations of loans to any one type of industry exceeding 10% of total loans.

The allowance for loan losses is a valuation allowance for losses incurred on loans. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses and is reduced by net charge-offs. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Consumer loans are generally charged off when the loan principal and interest is deemed not collectible and no later than 120 days past due unless the loan is well secured and in the process of collection. Recoveries are credited to the allowance at the time of recovery. The Company’s allowance for loan losses consists of two components including a specific reserve on individual loans that are considered impaired and a general component based upon probable but unidentified losses inherent in the loan portfolio.

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

There are numerous factors that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require qualitative judgments. Although the Company believes that the processes for determining an appropriate level for the allowance adequately address the various factors that could potentially result in loan losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and the Company’s estimates and projections could require an additional provision for loan losses, which would negatively impact results of operations in future periods. Management believes that, given the procedures followed in estimating incurred losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The allowance for loan losses and recorded investment in loans by loan type is as follows (dollars in thousands):

	Commercial	Commercial Real Estate	Real Estate Construction	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other	Total
Allowance for Loan Losses:
Balance January 1, 2011	$4,150	$2,808	$1,486	$3,355	$4,713	$1,835	$292	$18,639
Charge-offs	(196)	(465)	(4)	(222)	(1,059)	(296)	(36)	(2,278)
Recoveries	3	12	131	223	71	19	18	477
Provision	404	519	140	79	676	370	(18)	2,170

Balance March 31, 2011	$4,361	$2,874	$1,753	$3,435	$4,401	$1,928	$256	$19,008

Balance January 1, 2012	$2,888	$3,553	$1,919	$3,335	$4,284	$1,772	$217	$17,968
Charge-offs	—	(194)	—	(366)	(403)	(249)	(24)	(1,236)
Recoveries	420	—	3	23	31	21	14	512
Provision	(498)	339	(36)	481	191	269	(13)	733

Balance March 31, 2012	$2,810	$3,698	$1,886	$3,473	$4,103	$1,813	$194	$17,977

Ending balance individually evaluated for impairment: March 31, 2011	$110	$—	$43	$—	$—	$—	$—	$153

March 31, 2012	$6	$—	$—	$—	$—	$—	$—	$6

Loans (1):
March 31, 2011
Individually evaluated for impairment	$2,097	$10,282	$3,294	$6,477	$—	$—	$—	$22,150
Collectively evaluated for impairment	161,956	158,611	48,812	198,535	263,286	59,832	22,854	913,886

Total loans evaluated for impairment	$164,053	$168,893	$52,106	$205,012	$263,286	$59,832	$22,854	$936,036

March 31, 2012
Individually evaluated for impairment	$3,781	$1,258	$—	$1,923	$—	$—	$—	$6,962
Collectively evaluated for impairment	230,979	223,221	56,322	201,199	241,849	55,044	30,592	1,039,206

Total loans evaluated for impairment	$234,760	$224,479	$56,322	$203,122	$241,849	$55,044	$30,592	$1,046,168

(1)	Excludes loans held-for-sale.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of information pertaining to impaired, nonaccrual and restructured loans (dollars in thousands):

	March 31, 2012	December 31, 2011
Impaired loans on nonaccrual without a valuation allowance	$3,600	$3,980
Impaired loans on nonaccrual with a valuation allowance	—	3,804
Impaired loans still accruing with a valuation allowance	3,362	3,405

Total impaired loans (1)	$6,962	$11,189

Valuation allowance related to impaired loans	$6	$209

Total nonaccrual loans	$6,636	$10,789

Total accruing loans past due 90 days or more	$—	$—

Restructured loans still accruing	$2,628	$4,122

(1)	Does not include nonaccrual loans which are not evaluated separately for impairment and loans held-for-sale.

The average investment in impaired loans was $9.1 million and $22.1 million for the three months ended March 31, 2012 and 2011. The age analysis of past due loans is as follows (dollars in thousands):

	Loans Past Due and Still Accruing
March 31, 2012	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans (1)	Current Loans	Total Loans (1)
Commercial	$1,998	$3	$—	$2,001	$419	$232,340	$234,760
Commercial real estate	90	—	—	90	1,258	223,131	224,479
Real estate construction	301	—	—	301	—	56,021	56,322

Total commercial	2,389	3	—	2,392	1,677	511,492	515,561

Residential real estate first lien	890	56	—	946	4,813	197,363	203,122
Residential real estate second lien	308	100	—	408	146	241,295	241,849
Home equity lines	—	—	—	—	—	55,044	55,044
Consumer other	176	18	—	194	—	30,398	30,592

Total consumer	1,374	174	—	1,548	4,959	524,100	530,607

Total	$3,763	$177	$—	$3,940	$6,636	$1,035,592	$1,046,168

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Loans Past Due and Still Accruing
December 31, 2011	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans (1)	Current Loans	Total Loans (1)
Commercial	$35	$11	$—	$46	$774	$213,755	$214,575
Commercial real estate	—	—	—	—	2,223	208,214	210,437
Real estate construction	—	—	—	—	2,839	56,750	59,589

Total commercial	35	11	—	46	5,836	478,719	484,601

Residential real estate first lien	—	736	—	736	4,778	197,454	202,968
Residential real estate second lien	818	105	—	923	175	251,727	252,825
Home equity lines	301	—	—	301	—	54,890	55,191
Consumer other	103	60	—	163	—	27,738	27,901

Total consumer	1,222	901	—	2,123	4,953	531,809	538,885

Total	$1,257	$912	$—	$2,169	$10,789	$1,010,528	$1,023,486

(1)	Excludes loans held-for-sale.

The following table presents additional information regarding individually evaluated impaired loans (dollars in thousands):

	March 31, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$419	$494	$—	$773	$838	$—
Commercial real estate	1,258	1,523	—	1,258	1,523	—
Residential real estate first lien	1,923	1,928	—	1,949	3,935	—

With an allowance recorded:
Commercial	$3,362	$3,362	$6	$3,405	$3,405	$5
Commercial real estate	—	—	—	965	1,244	161
Real estate construction	—	—	—	2,839	4,861	43

Total:
Commercial	$5,039	$5,379	$6	$9,240	$11,871	$209
Consumer	1,923	1,928	—	1,949	3,935	—

	$6,962	$7,307	$6	$11,189	$15,806	$209

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The credit risk profile of our commercial loans aggregated by internally assigned grade was as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Commercial	Commercial Real Estate	Real Estate Construction
Grade:
Pass	$218,728	$204,989	$51,893	$202,161	$188,448	$52,151
Watch	5,908	6,670	35	4,656	10,514	732
Special mention	4,425	8,797	2,402	821	4,851	1,282
Substandard accruing	5,280	2,765	1,992	6,163	4,401	2,585
Substandard nonaccrual	419	1,258	—	774	2,223	2,839

Total	$234,760	$224,479	$56,322	$214,575	$210,437	$59,589

The credit risk profile of our consumer loans based on payment activity is as follows (dollars in thousands):

	Residential Real Estate First Lien	Residential Real Estate Second Lien	Home Equity Lines	Consumer Other
March 31, 2012
Performing	$198,309	$241,703	$55,044	$30,592
Nonaccrual	4,813	146	—	—

Total	$203,122	$241,849	$55,044	$30,592

December 31, 2011
Performing	$198,190	$252,650	$55,191	$27,901
Nonaccrual	4,778	175	—	—

Total	$202,968	$252,825	$55,191	$27,901

Troubled Debt Restructurings

For the three months ended March 31, 2012, troubled debt restructurings consisted of one residential real estate first lien loan of $0.1 million. This restructuring was the result of lowering the interest rate on the loan. The Company did not forgive any principal or interest on this loan. The loan was accruing at the time of the modification and at March 31, 2012. This modification did not have any significant impact on the Company’s determination of the allowance for loan losses. As of March 31, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE D – REGULATORY MATTERS

The Company and Encore Bank are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). Actual and minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as of March 31, 2012 are set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Tier 1 capital (to average assets)
Tier 1 (leverage)
Encore Bancshares, Inc.	$146,547	9.99%	$58,698	4.00%	N/A	N/A
Encore Bank, N.A.	138,571	9.44	58,725	4.00	$73,406	5.00%
Tier 1 capital (to risk-based assets)
Encore Bancshares, Inc.	$146,547	13.72%	$42,723	4.00%	N/A	N/A
Encore Bank, N.A	138,571	13.01	42,593	4.00	$63,889	6.00%
Total capital (to risk-based assets)
Encore Bancshares, Inc.	$159,963	14.98%	$85,446	8.00%	N/A	N/A
Encore Bank, N.A.	151,956	14.27	85,186	8.00	$106,482	10.00%

NOTE E – COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit were $196 million at March 31, 2012 and $175 million at December 31, 2011. Standby letters of credit were $4.3 million at March 31, 2012 and $4.4 million at December 31, 2011.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F – INCOME PER COMMON SHARE

The factors used in the income per common share computation follow (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Basic:
Income available to common shareholders	$3,112	$594
Average common shares outstanding, including nonvested restricted stock	11,751	11,491
Per Share	$0.26	$0.05
Diluted:
Average common shares outstanding	11,751	11,491
Add: Net effect of the assumed exercise of stock options and warrants	166	84

Diluted average common shares outstanding	11,917	11,575
Per Share	$0.26	$0.05
Anti-dilutive stock options and warrants not included in treasury stock method computation	10	715
Preferred dividends deducted from net income	82	558

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012
Description	Total	Level 1	Level 2
U.S. Government securities	$92,524	$85,327	$7,197
Securities of U.S. states and political subdivisions	2,190	—	2,190
Mortgage-backed securities	67,146	—	67,146
Corporate debt securities	11,939	—	11,939
Other securities	7,308	3,190	4,118

Total available-for-sale securities	$181,107	$88,517	$92,590

	December 31, 2011
Description	Total	Level 1	Level 2
U.S. Government securities	$108,020	$100,558	$7,462
Securities of U.S. states and political subdivisions	2,183	—	2,183
Mortgage-backed securities	42,179	—	42,179
Corporate debt securities	10,938	—	10,938
Other securities	7,481	3,109	4,372

Total available-for-sale securities	$170,801	$103,667	$67,134

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Assets measured on a nonrecurring basis include held-to-maturity debt securities, impaired loans, other real estate owned and loans held-for-sale.

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral or at the present value of the estimated cash flows. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The Company did not have any impaired loans that were remeasured during the three-month period ended March 31, 2012. During the three-month period ended March 31, 2011, the Company wrote down $6.1 million of impaired loans resulting in an impairment charge of $0.7 million through the allowance for loan losses. These loans were remeasured using Level 3 assumptions.

The fair value of other real estate owned, upon initial recognition, is remeasured and reported at fair value through a charge-off to the allowance for loan losses and subsequent to their initial recognition, are remeasured at fair value through a write-down included in noninterest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 3 inputs. There was no other real estate owned remeasured during the three-month period ended March 31, 2012. During the three-month period ended March 31, 2011, the Company wrote down certain foreclosed real estate properties resulting in an impairment charge of $13 thousand which was included in noninterest expense.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a regular basis as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Securities held-to-maturity	$97,400	$102,712	$99,630	$104,457
Accrued interest receivable	4,826	4,826	5,133	5,133
Level 3 inputs:
Loans receivable, net	1,028,191	1,065,428	1,005,518	1,043,714

Financial liabilities:
Level 2 inputs:
Time deposits	$339,147	$339,976	$343,460	$344,461
Borrowings and repurchase agreements	220,971	239,644	218,702	237,856
Accrued interest payable	1,014	1,014	1,131	1,131
Junior subordinated debentures	20,619	20,635	20,619	20,807

The summary above excludes financial assets and liabilities for which the carrying amount approximates estimated fair value. For financial assets, these include cash and cash equivalents, loans held-for-sale and Federal Home Loan Bank of Dallas stock. For financial liabilities, these include noninterest-bearing, interest checking and money market and savings deposits. Entities may choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. During the reported periods, the Company had no financial instruments measured at fair value under the fair value measurement option.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value, non-financial assets and non-financial liabilities, and for estimating fair value for financial instruments not recorded at fair value.

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values. Cash and cash equivalents fair values are classified as Level 1.

Securities

Fair value measurements based upon quoted prices are considered Level 1 inputs. Level 1 securities consist of U.S. Treasury securities and certain equity securities which are included in the available-for-sale portfolio. For all other available-for-sale and held-to-maturity securities, if quoted prices are not available, fair values are measured using Level 2 inputs. For these securities, the Company generally obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness.

Securities available-for-sale are recorded at fair value on a recurring basis.

Loans Receivable

The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosures. However, from time to time, the Company records nonrecurring fair value adjustments to loans to reflect (1) partial write downs that are based on the observable market price or

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. The fair value estimates differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. All loan receivable fair values are determined using Level 3 inputs.

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

Federal Home Loan Bank of Dallas Stock

The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying Consolidated Balance Sheets, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value. FHLB stock is considered a Level 2 fair value.

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

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing checking accounts and money market accounts, is equal to the amount payable upon demand. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates. Deposits fair value measurements utilize Level 2 inputs.

Borrowings and Repurchase Agreements

The fair values of borrowings and repurchase agreements are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements and are measured utilizing Level 2 inputs.

Fair value of FHLB advances is estimated using the rates currently being offered for advances with similar remaining maturities.

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Junior Subordinated Debentures

The fair values of junior subordinated debentures with floating interest rates are estimated to be equal to their carrying value reported in the consolidated balance sheets since these instruments reprice periodically according to prevailing market interest rates. The discounted cash flow method is used to estimate the fair value of fixed rate debentures. Contractual cash flows are discounted using rates currently offered for new debentures with similar remaining maturities. Junior subordinated debentures fair value measurements utilize Level 2 inputs.

Accrued Interest

The carrying amounts of accrued interest are considered to approximate their fair values due to their short-term nature. Accrued interest fair value measurements utilize Level 2 inputs.

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

The Company has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit, and has determined that the fair value of such financial instruments is not material. The Company classifies the estimated fair value of credit-related financial instruments as Level 3.

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

Encore Bancshares, Inc. and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial results by operating segment were as follows (dollars in thousands):

	Banking	Wealth Management	Insurance	Other	Consolidated
Three months ended March 31, 2012

Net interest income (expense)	$12,400	$9	$1	$(301)	$12,109
Provision for loan losses	733	—	—	—	733
Noninterest income	791	5,239	1,615	—	7,645
Noninterest expense	9,132	3,845	1,223	—	14,200

Income (loss) before income taxes	3,326	1,403	393	(301)	4,821
Income tax expense (benefit)	1,096	497	139	(105)	1,627

Net income (loss)	$2,230	$906	$254	$(196)	$3,194

Total assets at March 31, 2012	$1,602,540	$57,869	$8,706	$(77,752)	$1,591,363

Three months ended March 31, 2011
Net interest income (expense)	$11,305	$24	$2	$(298)	$11,033
Provision for loan losses	2,170	—	—	—	2,170
Noninterest income	591	5,089	1,448	—	7,128
Noninterest expense	9,563	3,643	1,149	—	14,355

Income (loss) before income taxes	163	1,470	301	(298)	1,636
Income tax expense (benefit)	(34)	516	106	(104)	484

Net income (loss)	$197	$954	$195	$(194)	$1,152

Total assets at March 31, 2011	$1,467,887	$64,157	$6,827	$(80,690)	$1,458,181

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, factors that could contribute to those differences include, but are not limited to:

•	changes in the strength of general business or economic conditions, either nationally, regionally or in the local markets we serve, may result in, among other things, a deterioration of credit quality or a reduced demand for credit or a decline in wealth management fees;

•	volatility and disruption in national and international financial markets;

•	changes in the interest rate environment, which may reduce our margins or impact the value of changes in market rates and prices and may impact the value of securities, loans, deposits and other financial instruments;

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	our ability to raise capital when needed or on terms favorable to us;

•	the concentration of our loan portfolio in loans collateralized by real estate;

•	our level of commercial real estate and commercial loans;

•	incorrect assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	our ability to continue to originate loans and grow core deposits;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, investment advisory, trust, insurance and other aspects of the financial services industry;

•	increased FDIC assessments or the imposition of special assessments;

•	our ability to fully realize our net deferred tax asset;

•	government intervention in the U.S. financial system;

•	the continued service of key management personnel;

•	our ability to attract, motivate and retain key employees;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	factors that increase competitive pressure among financial services organizations, including product and pricing pressures;

•	the potential payment of interest on demand deposit accounts to effectively compete for clients;

•	risks associated with our investment in Linscomb & Williams;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•	regulatory restrictions on Encore Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

•	potential environmental liability risk associated with lending activities;

•	our ability to expand and grow our business and operations, including the establishment of additional private client offices and acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;

•	fiscal and governmental policies of the United States federal government; and

•	the actual results of the pending merger with Cadence could vary materially as a result of a number of factors, including the possibility that third parties could make competing offers to acquire Bancshares; various closing conditions for the transaction may not be satisfied or waived; and the Merger Agreement could be terminated under certain circumstances.

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

Overview

Encore Bancshares, Inc. (Bancshares) is a financial holding company and wealth management organization that provides banking, investment management, financial planning and insurance services to professional firms, privately-owned businesses, investors and affluent individuals. Bancshares and its subsidiaries (we, the Company or our) are headquartered in Houston, Texas and currently manage, through our primary subsidiary, Encore Bank, National Association (Encore Bank), twelve private client offices in the greater Houston market. We also operate five wealth management offices and four insurance offices in Texas. As of March 31, 2012, we reported, on a consolidated basis, total assets of $1.6 billion, total loans of $1.0 billion, total deposits of $1.2 billion, shareholders’ equity of $179 million and $3.0 billion in assets under management.

Pending Merger

As previously announced, on March 5, 2012, Bancshares, Cadence Bancorp, LLC (Cadence) and EMS Sub I, Inc. (EMS Sub) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which EMS Sub, a wholly-owned subsidiary of Cadence, will be merged with and into Bancshares, with Bancshares continuing thereafter as a wholly-owned subsidiary of Cadence, and each share of Bancshares common stock will be converted into the right to receive $20.62 in cash, without interest (the Merger). Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by Bancshares’ shareholders, (2) receipt of required regulatory approvals and (3) the absence of any law or order prohibiting the completion of the Merger. Each party’s obligation to complete the Merger also is subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (2) the performance in all material respects by the other party of its obligations under the Merger Agreement.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information previously disclosed in the Critical Accounting Policies and Estimates section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Non-GAAP Financial Measures

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (US GAAP). These measures include net interest income, net interest spread and net interest margin on a taxable-equivalent basis, which is common practice in the banking industry. We have included in this report information related to these non-GAAP financial measures for the applicable periods presented. We believe these non-GAAP financial measures provide information useful to investors in understanding our financial results and believe that its presentation, together with the accompanying reconciliation, provides a complete understanding of factors and trends affecting our business and allows investors to view performance in a manner similar to management, the entire financial services sector, bank stock analysts and bank regulators. These non-GAAP measures should not be considered a substitute for operating results determined in accordance with GAAP and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

Reclassifications

In 2012, the Company reclassified income earned on certain assets from interest income to other noninterest income for all periods presented. These reclassifications had no impact on financial condition, results of operations or equity in any of the reported periods.

Results of Operations

Net income for the quarter ended March 31, 2012, was $3.2 million, or $0.26 per diluted common share, compared with $1.2 million, or $0.05 per diluted common share, for the quarter ended March 31, 2011. The increase in net income was due to an overall increase in revenues including an increase in net interest income of $1.1 million or 9.8% and higher noninterest income of $0.5 million or 7.3%. The increase in net interest income was due primarily to average loan growth of $99.3 million or 10.6% for the first quarter of 2012 compared to the same quarter in 2011. Noninterest income was higher primarily due to an increase in trust and investment management fees and higher insurance commissions and fees.

We posted a return on average common equity of 8.79% and 1.75%, a return on average assets of 0.85% and 0.32%, and an efficiency ratio of 71.02% and 78.02% for the quarters ended March 31, 2012 and 2011, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding amortization of intangibles and write down of assets held-for-sale) by the sum of net interest income and noninterest income (excluding gains or losses on sales of securities).

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

Net interest income on a fully taxable-equivalent basis (TE) was $12.2 million for the quarter ended March 31, 2012, an increase of $1.1 million or 9.5%, compared with the first quarter of 2011. Average earning assets increased $73.5 million, or 5.5%, due primarily to loan growth. Net interest margin (TE) increased 10 basis points to 3.48% for the same comparison period, due in part to a decrease in rate paid on interest-bearing liabilities. The decrease in rate paid was due to lower deposit pricing and a change in the deposit mix. Average noninterest-bearing deposits were $321 million for the first quarter of 2012, a $110 million, or 52.1%, increase compared with the same period of 2011.

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

Taxable-Equivalent Yield Analysis

	Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans – TE yield (1)	$1,032,628	$14,492	5.64%	$933,361	$13,495	5.86%
Securities – TE yield (1)	275,511	1,689	2.47	354,250	2,369	2.71
Federal funds sold and other	102,876	76	0.30	49,926	30	0.24

Total interest-earning assets – TE yield (1)	1,411,015	16,257	4.63	1,337,537	15,894	4.82
Less: Allowance for loan losses	(18,463)			(18,604)
Noninterest-earning assets	127,671			141,341

Total assets	$1,520,223			$1,460,274

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$185,283	$41	0.09%	$162,577	$91	0.23%
Money market and savings	252,138	121	0.19	287,029	309	0.44
Time deposits	338,025	1,465	1.74	379,142	1,940	2.08

Total interest-bearing deposits	775,446	1,627	0.84	828,748	2,340	1.15
Borrowings and repurchase agreements	219,646	2,120	3.88	224,792	2,106	3.80
Junior subordinated debentures	20,619	301	5.87	20,619	298	5.86

Total interest-bearing liabilities	1,015,711	4,048	1.60	1,074,159	4,744	1.79

Noninterest-bearing liabilities:
Noninterest-bearing deposits	320,764			210,885
Other liabilities	8,513			8,344

Total liabilities	1,344,988			1,293,388
Shareholders’ equity	175,235			166,886

Total liabilities and shareholders’ equity	$1,520,223			$1,460,274

Net interest income TE (1)		$12,209			$11,150

Net interest spread TE (1)			3.03%			3.03%
Net interest margin TE (1)			3.48%			3.38%
Net interest income (GAAP)		$12,109			$11,033
Taxable-equivalent adjustment		100			117

Net interest income on taxable-equivalent basis (1)		$12,209			$11,150

(1)	Non-GAAP measure. On taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% federal tax rate for the three months ended March 31, 2012 and a 34% federal tax rate for the three months ended March 31, 2011.

Provision for Loan Losses

The provision for loan losses is the amount we determine necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision was $0.7 million for the three months ended March 31, 2012, compared with $2.2 million for 2011. The change in the provision primarily reflects the amount we considered necessary to absorb estimated losses incurred in the loan portfolio. The decrease in the provision for loan losses was due in part to a decrease in net charge-offs of $1.1 million for the first quarter of 2012 compared to the same quarter of 2011 and an overall improvement in credit quality.

Noninterest Income

Noninterest income represented 38.70% and 39.25% of total revenue for the three months ended March 31, 2012 and 2011.

Noninterest income increased $0.5 million, or 7.3%, to $7.6 million for the three months ended March 31, 2012, compared with the same period in 2011. This increase was primarily due to trust and investment management fees, which rose $0.2 million, or 3.3%, to $5.2 million and an increase in insurance commissions and fees of $0.2 million or 10.9%. The increase in trust and investment management fees was due primarily to a 4.3% increase in assets under management. Assets under management at March 31, 2012, were $3.0 billion.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Trust and investment management fees	$5,239	$5,072
Insurance commissions and fees	1,597	1,440
Net loss on sale of available-for-sale securities	—	(31)
Other	809	647

Total noninterest income	$7,645	$7,128

Noninterest Expense

Noninterest expense was $14.2 million for the three-month period ended March 31, 2012, a decrease of $0.2 million, compared with the same period of 2011. The decrease in noninterest expense was due primarily to lower FDIC assessments of $0.6 million or 75.8% and a decrease in other noninterest expense of $0.3 million or 26.7%. FDIC assessments were positively impacted by a change in the assessment base from adjusted domestic deposits to consolidated total assets minus average tangible equity (defined as average month-end Tier 1 capital) and lower assessment rates. Lower other noninterest expense was primarily the result of a reduction in the reserve for losses on unfunded loan commitments which is recorded in other liabilities in the Consolidated Balance Sheets included in the Interim Consolidated Financial Statements. These decreases were offset by higher compensation expense of $0.2 million, an increase in professional fees of $0.4 million and increased foreclosed real estate expenses for the first three months of 2012 compared to the same period in 2011. The increase in professional fees was primarily due to merger-related consulting fees paid during the first quarter of 2012. Foreclosed real estate expenses were $0.3 million during the first quarter of 2012 due primarily to net losses on the sale of other real estate owned.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Compensation	$8,918	$8,706
Non-staff expenses:
Occupancy	1,198	1,287
Equipment	250	241
Advertising and promotion	149	156
Outside data processing	818	783
Professional fees	1,515	1,134
Intangible amortization	170	140
FDIC assessment	193	798
Other real estate owned expenses, net	252	83
Write down of assets held-for-sale	—	21
Other	737	1,006

Total noninterest expense	$14,200	$14,355

Income Tax Expense

Income tax expense was $1.6 million for the three months ended March 31, 2012, compared with $0.5 million for the same three months of 2011. The effective tax rate for the three months ended March 31, 2012 and 2011 was 33.7% and 29.6%, respectively. The amount of income tax expense and corresponding effective tax rate are influenced by the amount of taxable income as well as nontaxable income and expense. The increase in effective tax rate for the 2012 period was due to higher overall taxable income in relation to nontaxable items.

Result of Segment Operations

We manage the company along three operating segments: banking, wealth management and insurance. The column identified as “Other” includes the parent company and the elimination transactions between segments. The accounting policies of the individual operating segments are the same as our accounting policies described in Note A to our consolidated financial statements as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K.

The following table presents the net earnings (loss) and total assets for each of our operating segments as of and for the periods indicated:

	Banking	Wealth Management	Insurance	Other	Consolidated
	(dollars in thousands)
Three months ended March 31, 2012
Net interest income (expense)	$12,400	$9	$1	$(301)	$12,109
Provision for loan losses	733	—	—	—	733
Noninterest income	791	5,239	1,615	—	7,645
Noninterest expense	9,132	3,845	1,223	—	14,200

Income (loss) before income taxes	3,326	1,403	393	(301)	4,821
Income tax expense (benefit)	1,096	497	139	(105)	1,627

Net income (loss)	$2,230	$906	$254	$(196)	$3,194

Total assets at March 31, 2012	$1,602,540	$57,869	$8,706	$(77,752)	$1,591,363

Three months ended March 31, 2011
Net interest income (expense)	$11,305	$24	$2	$(298)	$11,033
Provision for loan losses	2,170	—	—	—	2,170
Noninterest income	591	5,089	1,448	—	7,128
Noninterest expense	9,563	3,643	1,149	—	14,355

Income (loss) before income taxes	163	1,470	301	(298)	1,636
Income tax expense (benefit)	(34)	516	106	(104)	484

Net income (loss)	$197	$954	$195	$(194)	$1,152

Total assets at March 31, 2011	$1,467,887	$64,157	$6,827	$(80,690)	$1,458,181

Banking

Net income for the three months ended March 31, 2012, was $2.2 million, compared with a $0.2 million in the same period of 2011.

Net interest income for the three months ended March 31, 2012, increased $1.1 million, or 9.7%, compared with the same period of 2011. See the analysis of net interest income included in the section of this report captioned “—Net Interest Income.”

The provision for loan losses for the three months ended March 31, 2012, totaled $0.7 million compared with $2.2 million in 2011. See analysis of the provision for loan losses included in the section of this report captioned “—Provision for Loan Losses.”

Noninterest income for the three months ended March 31, 2012, increased $0.2 million compared with the same period in 2011, which was due primarily to additional fees on certain deposit products.

Noninterest expense for the three months ended March 31, 2012, decreased $0.4 million compared with the same period in 2011 primarily due to the reduction of the allowance for unfunded loan losses which is recorded in other liabilities in the Consolidated Balance Sheets included in the Interim Consolidated Financial Statements.

Wealth Management

Net income for the three months ended March 31, 2012, was $0.9 million, flat compared with the same period in 2011.

Noninterest income for the three months ended March 31, 2012, increased $0.2 million, or 2.9%, compared with the same period in 2011, due primarily to an increase in assets under management. Assets under management were $3.0 billion as of March 31, 2012, compared with $2.9 billion as of March 31, 2011, a 4.3% increase.

Noninterest expense for the three months ended March 31, 2012, increased $0.2 million, or 5.5%, compared with the same period in 2011 primarily due to incentive compensation.

Insurance

Net income for the three months ended March 31, 2012 was $0.3 million, higher when compared with the same period of 2011 due to increased commission revenue. Commission revenue increased $0.2 million due to increased commissions.

Other

“Other” consists primarily of interest expense on our junior subordinated debentures, which is not allocated to the business segments. Interest expense on these borrowings was unchanged.

Financial Condition

Our total assets increased $68.8 million, or 4.5%, to $1.6 billion as of March 31, 2012, compared with December 31, 2011. Our loan portfolio increased $22.3 million, or 2.2%, to $1.0 billion as of March 31, 2012. Our securities portfolio increased $8.1 million, or 3.0%, to $279 million at March 31, 2012, compared with $270 million as of December 31, 2011. Shareholders’ equity increased $5.4 million, or 3.1%, to $179 million at March 31, 2012, compared with $173 million as of December 31, 2011.

Loan Portfolio

Our primary lending focus is to privately-owned businesses, investors, professional firms, and affluent individuals. To these customers, we make commercial, commercial real estate, real estate construction, residential real estate and consumer loans. Total commercial loans, which consist of commercial, commercial real estate and real estate construction loans, accounted for 49.2% of our portfolio as of March 31, 2012. Total consumer loans, which consist of residential real estate, home equity lines of credit and other consumer loans, made up 50.7% of our loan portfolio as of March 31, 2012. Loans held-for-sale composed 0.1% of our portfolio.

Total loans were $1.0 billion as of March 31, 2012, an increase of $22.3 million, or 2.2%, compared with December 31, 2011.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial:
Commercial	$234,760	22.4%	$214,575	21.0%
Commercial real estate	224,479	21.4	210,437	20.5
Real estate construction	56,322	5.4	59,589	5.8

Total commercial	515,561	49.2	484,601	47.3

Consumer:
Residential real estate first lien	203,122	19.4	202,968	19.8
Residential real estate second lien	241,849	23.1	252,825	24.6
Home equity lines	55,044	5.3	55,191	5.4
Consumer other	30,592	2.9	27,901	2.7

Total consumer	530,607	50.7	538,885	52.5

Loans receivable	1,046,168	99.9	1,023,486	99.8
Loans held-for-sale	1,350	0.1	1,778	0.2

Total loans	$1,047,518	100.0%	$1,025,264	100.0%

Asset Quality

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

The following table presents information regarding nonperforming assets, accruing loans past due 90 days or more and restructured loans still accruing as of the dates indicated:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Nonaccrual loans (1)	$6,636	$10,789
Other real estate owned	3,954	2,090

Total nonperforming assets	$10,590	$12,879

Accruing loans past due 90 days or more	$—	$—

Restructured loans still accruing	$2,628	$4,122

Nonperforming assets to total loans and other real estate owned	1.01%	1.25%

(1)	Nonaccrual troubled debt restructurings are included in nonaccrual loans.

Nonperforming assets were $10.6 million and $12.9 million as of March 31, 2012 and December 31, 2011, respectively. The ratio of nonperforming assets to total loans and other real estate owned was 1.01% and 1.25% as of March 31, 2012 and December 31, 2011. At March 31, 2012, nonaccrual loans were $6.6 million, compared with $10.8 million at December 31, 2011, a decrease of $4.2 million, or 38.5%. The decrease in nonaccrual loans was due in part to the transfer of a commercial real estate relationship located in Houston to other real estate owned. Other real estate owned was $4.0 million at March 31, 2012, compared with $2.1 million at December 31, 2011, an increase of $1.9 million, or 89.2%. Restructured loans still accruing were $2.6 million as of March 31, 2012, compared with $4.1 million as of December 31, 2011.

The following table presents information regarding nonaccrual loans and the associated specific reserves within the allowance for loan losses for each loan category:

	March 31, 2012		December 31, 2011
	Outstanding Balance	Specific Allocation of Allowance	Outstanding Balance	Specific Allocation of Allowance
	(dollars in thousands)
Commercial:
Commercial	$419	$—	$774	$5
Commercial real estate	1,258	—	2,223	161
Real estate construction	—	—	2,839	43

Total commercial	1,677	—	5,836	209
Consumer:
Residential real estate first lien (1)	4,813	—	4,778	—
Residential real estate second lien and home equity lines	146	—	175	—
Consumer other	—	—	—	—

Total consumer	4,959	—	4,953	—

Total nonaccrual loans	$6,636	$—	$10,789	$209

(1)	Written down to fair value of collateral after becoming 180 days past due.

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

The allowance for loan losses is comprised of two components: specific reserves and general reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, we measure the amount of impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-

dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on our current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

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

Based on an evaluation of the loan portfolio, we present a quarterly review of the allowance for loan losses to Encore Bank’s asset classification committee and our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $18.0 million or 1.72% of total loans, excluding loans held-for-sale, at March 31, 2012, compared to $18.0 million, or 1.76% of total loans, excluding loans held-for-sale, as of December 31, 2011. The decrease in allowance for loan losses as a percentage of total loans was due primarily to improvements in credit quality during the first quarter of 2012 and a decrease in net charge-offs. Net charge-offs for the first quarter of 2012 were $0.7 million, or 0.28% of average loans on an annualized basis, compared with $1.8 million, or 0.78% of average total loans on an annualized basis for the first quarter of 2011. The decrease in net charge-offs for this time period was due to lower charge-offs of $1.0 million and higher recoveries including a $0.4 million recovery of a previously charged-off commercial loan.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Average total loans outstanding	$1,032,628	$933,361

Loans receivable at end of period (excluding loans held-for-sale)	$1,046,168	$936,036

Allowance for loan losses at beginning of period	$17,968	$18,639
Charge-offs:
Commercial:
Commercial	—	(196)
Commercial real estate	(194)	(465)
Real estate construction	—	(4)

Total commercial	(194)	(665)

Consumer:
Residential real estate first lien	(366)	(222)
Residential real estate second lien	(403)	(1,059)
Home equity lines	(249)	(296)
Consumer other	(24)	(36)

Total consumer	(1,042)	(1,613)

Total charge-offs	(1,236)	(2,278)

Recoveries:
Commercial:
Commercial	420	3
Commercial real estate	—	12
Real estate construction	3	131

Total commercial	423	146

Consumer:
Residential real estate first lien	23	223
Residential real estate second lien	31	71
Home equity lines	21	19
Consumer other	14	18

Total consumer	89	331

Total recoveries	512	477

Net charge-offs	(724)	(1,801)

Provision for loan losses	733	2,170

Allowance for loan losses at end of period	$17,977	$19,008

Ratio of net charge-offs to average total loans	0.28%	0.78%
Ratio of allowance for loan losses to period end loans (excluding loans held-for-sale)	1.72	2.03
Ratio of allowance for loan losses to nonaccrual loans (excluding loans held-for-sale)	270.90	74.72

Securities

Total securities were $279 million as of March 31, 2012, an increase of $8.1 million, or 3.0%, compared with $270 million as of December 31, 2011. We increased securities during the first quarter of 2012 to further diversify our interest-earning asset portfolio and further utilize excess liquidity.

Net unrealized losses on the available-for-sale securities were $0.8 million at March 31, 2012, as compared to $1.7 million at December 31, 2011.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. Net OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is more likely than not that we will not collect all of the contractual cash flows or we are unable to hold the securities to recovery.

For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate OTTI into the amount that is credit-related and the amount that is due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

Deposits

Our deposits averaged $1.1 billion for the three months ended March 31, 2012, an increase of $56.6 million, or 5.4%, over average deposits for the three months ended March 31, 2011. For the three months ended March 31, 2012, average core deposits (which consist of noninterest-bearing deposits, interest checking, money market and savings and time deposits less than $100,000) were $858 million, or 78.3%, of average total deposits, while time deposits $100,000 and greater and brokered deposits made up 21.7% of average total deposits. As of March 31, 2012, total deposits increased $63.4 million, or 5.8%, to $1.2 billion compared with total deposits as of December 31, 2011.

The following table presents the daily average balance and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits .	$320,764	—%	$210,885	—%
Interest checking	185,283	0.09	162,577	0.23
Money market and savings	252,138	0.19	287,029	0.44
Time deposits less than $100,000	99,704	1.83	105,669	2.24

Core deposits	857,889	0.29	766,160	0.52

Time deposits $100,000 and greater	222,943	1.64	249,834	1.98
Brokered deposits	15,378	2.70	23,639	2.35

Total deposits	$1,096,210	0.60%	$1,039,633	0.91%

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

Our borrowings and repurchase agreements were $221 million as of March 31, 2012. The outstanding balance as of March 31, 2012 includes $208 million in long term advances from FHLB and $12.6 million in repurchase agreements with clients. Included in the long term advances are $95.0 million of long term advances that have call provisions that are at the discretion of the FHLB which could shorten the maturity of the borrowings.

The following table summarizes our two issues of junior subordinated debentures outstanding as of March 31, 2012:

Description	Issuance and Call Dates (1)	Trust Preferred Securities Outstanding	Interest Rate as of March 31, 2012	Fixed/ Adjustable		Interest Rate Basis		Junior Subordinated Debt Owed to Trusts	Final Maturity Date
	(dollars in thousands)
Encore Statutory Trust II	9/17/2003	$5,000	3.42%	Adjustable quarterly		3 month LIBOR + 2.95%		$5,155	9/24/2033
Encore Capital Trust III	4/19/2007	15,000	6.85%	Fixed rate	(2)	6.85	%(2)	15,464	4/19/2037

(1)	Each issue of junior subordinated debentures is callable by us on the first interest payment date after five years from issuance date.
(2)	The debentures bear a fixed interest rate until July 1, 2012, when the rate begins to float on a quarterly basis based on the 3 month LIBOR plus 1.75%.

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

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, our primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Client deposits are our largest source of funds. For the three months ended March 31, 2012, our average deposits were $1.1 billion, or 72.1% of average total assets.

Shareholders’ Equity

Shareholders’ equity increased $5.4 million, or 3.1%, to $179 million as of March 31, 2012 compared with $173 million as of December 31, 2011, primarily due to net earnings and exercises of employee incentive stock options.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. From time to time, we have issued trust preferred securities through a subsidiary trust either to fund organic growth or to support an acquisition. Trust preferred securities issued by us prior to May 19, 2010, can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of core capital elements. Any amount above this limit or any amount issued on or after May 19, 2010, can be eligible for treatment as Tier 2 capital.

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

The following table presents capital amounts and ratios for us and Encore Bank as of March 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Encore Bancshares, Inc.
Leverage	$146,547	9.99%	$58,698	4.00%	N/A	N/A
Tier 1 risk-based	146,547	13.72	42,723	4.00	N/A	N/A
Total risk-based	159,963	14.98	85,446	8.00	N/A	N/A

Encore Bank, N.A.
Leverage	$138,571	9.44%	$58,725	4.00%	$73,406	5.00%
Tier 1 risk-based	138,571	13.01	42,593	4.00	63,889	6.00
Total risk-based	151,956	14.27	85,186	8.00	106,482	10.00

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in the Asset/Liability Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Bancshares and the members of its board of directors have been named as defendants in a putative class and derivative action filed on behalf of Bancshares shareholders on April 16, 2012 in the Supreme Court of the State of New York for the County of New York. The lawsuit challenged the fairness of the Merger and alleged that the director defendants breached their fiduciary duties to Bancshares. The lawsuit generally sought an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to Bancshares and an award of compensatory damages, interest, attorney’s fees and costs. On May 1, 2012, following settlement discussions, the defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of the lawsuit. In connection with the settlement contemplated by the memorandum of understanding, in consideration for the full settlement and release of all claims, Bancshares agreed to make certain additional disclosures related to the proposed Merger. The memorandum of understanding contemplates that the parties will negotiate in good faith and use their reasonable best efforts to enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to shareholders of Bancshares. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation.

In addition, we are a defendant in legal actions arising from transactions conducted in the ordinary course of business. We believe, after consultation with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material effect on our consolidated financial statements.

Item 1A. Risk Factors

In addition to the information contained in this report, you should consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December  31, 2011. There have been no material changes in our Risk Factors from those disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Month in 2012	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January	—	$—	—	—
February	1,765	13.89	—	—
March	8,500	20.37	—	—

Total	10,265	$19.26	—	—

(1)	All shares of common stock reported in the table above were repurchased by us at the fair market value of our common stock in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our key employees and directors.
(2)	We have no publicly announced plans or programs.

Item	3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

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

Encore Bancshares, Inc.
(Registrant)

May 4, 2012	/s/ James S. D’Agostino, Jr.
(Date)	James S. D’Agostino, Jr., Chief Executive Officer

May 4, 2012	/s/ Patrick T. Oakes
(Date)	Patrick T. Oakes, Executive Vice President and Chief Financial Officer

May 4, 2012	/s/ Stephanie Pollock
(Date)	Stephanie Pollock, Controller and Chief Accounting Officer